Form 10-Q
period 1994-04-02
MORGAN PRODUCTS LTD
filed 1994-04-29
CIK 739790

==============================================================================
                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the  Quarterly Period Ended April 2, 1994

                                 OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-9843


                             MORGAN PRODUCTS LTD.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                      06-1095650
(State or other jurisdiction                       (I.R.S. Employer
   of incorporation or                             Identification No.)
       organization)

75 Tri-State International, Suite 222, Lincolnshire, Illinois 60069
    (Address of principal executive offices, including zip code)


                                (708) 317-2400
             (Registrant's telephone number, including area code)

                     -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at April 25, 1994 was 8,497,544; 2,386 shares are held in treasury.
==============================================================================

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                     MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       ($000) Except Shares Outstanding

                                                                 April 2,      April 3,   December 31,
                                                                   1994          1993         1993
                                                                 --------     ----------   ----------
                                                                 (Unaudited)  (Unaudited)
                ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents                                   $    1,256   $      1,097   $    3,454
   Accounts Receivable, Net                                        34,842         38,272       32,264
   Inventories                                                     72,741         65,602       62,715
   Income Taxes Receivable                                             --             49            6
   Other Current Assets                                             1,488          1,834          916
                                                               ----------   ------------   ----------
     Total Current Assets                                         110,327        106,854       99,355
                                                               ----------   ------------   ----------

OTHER ASSETS                                                        7,585          8,659        7,553

PROPERTY, PLANT & EQUIPMENT, net                                   27,133         29,386       27,944
                                                               ----------   ------------   ----------
                                                               $  145,045   $    144,899   $  134,852
                                                               ----------   ------------   ----------
                                                               ----------   ------------   ----------
   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Maturities of Long Term Debt                        $      997   $      1,499   $      982
   Accounts Payable                                                10,399         13,573       13,492
   Accrued Compensation and Employee Benefits                       5,243          5,356        4,021
   Other Current Liabilities                                        3,294          3,871        3,635
                                                               ----------   ------------   ----------
     Total Current Liabilities                                     19,933         24,299       22,130
                                                               ----------   ------------   ----------

LONG-TERM DEBT                                                     59,396         55,471       46,669

STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par value, 8,497,544, 8,493,692 and
     and 8,496,521 shares outstanding, respectively                   850            849          850
   Paid-In Capital                                                 33,029         33,002       33,021
   Retained Earnings                                               31,885         31,326       32,230
                                                               ----------   ------------   ----------
                                                                   65,764         65,177       66,101

   Treasury Stock, 2,386 shares, at cost                              (48)           (48)         (48)
                                                               ----------   ------------   ----------
                                                                   65,716         65,129       66,053
                                                               ----------   ------------   ----------
                                                               $  145,045   $    144,899   $  134,852
                                                               ----------   ------------   ----------
                                                               ----------   ------------   ----------

                     The accompanying notes are an integral
                        part of the financial statements.

                    MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                        Consolidated Income Statements
                  ($000, except earnings per share amounts)

                              For the Three Months Ended
                              --------------------------
                                April 2,        April 3,
                                  1994            1993
                              -----------     ----------
                              (Unaudited)     (Unaudited)
Net Sales                     $   82,803       $  94,964

Cost of Goods Sold                69,959          80,852
                              -----------      ----------
    Gross Profit                  12,844          14,112
                              -----------      ----------

Operating Expenses
  Sales & Marketing                9,559          10,141
  General & Administrative         2,719           2,954
                              -----------      ----------
    Total                         12,278          13,095
                              -----------      ----------
Operating Income                     566           1,017
                              -----------      ----------
Other Income (Expense)
  Interest                          (991)           (937)
  Other                              115              72
                              -----------      ----------
    Total                           (876)           (865)
                              -----------      ----------
(Loss) Income Before
  Income Tax                        (310)            152


Provision for Income Taxes            35             105
                              -----------      ----------
Net (Loss) Income             $     (345)      $      47
                              -----------      ----------
                              -----------      ----------


(Loss) Income Per Share       $    (0.04)      $    0.01
                              -----------      ----------
                              -----------      ----------


Weighted Average
Common Shares Outstanding      8,497,062       8,492,812
                              -----------      ----------
                              -----------      ----------



                    The accompanying notes are an integral
                      part of the financial statements.

                     MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                    ($000)

                                                                For the Three Months
                                                                       Ended
                                                             ----------------------------
                                                                April 2,       April 3,
                                                                  1994           1993
                                                             -------------   ------------
                                                             (Unaudited)     (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net Income (Loss)                                          $       (345)      $     47
  Add (deduct) noncash items included in income:
    Depreciation and amortization                                   1,222          1,430
    (Gain) loss on sale of property, plant,
       & equipment                                                    (45)            (7)
    Other                                                              21             73
    Cash (used) generated by changes in
      components of
      noncash working capital:
      Accounts Receivable                                          (2,578)       (12,188)
      Inventories                                                 (10,026)        (5,260)
      Accounts Payable                                             (3,093)         2,303
      Other working capital                                           315           (685)
                                                             -------------      ---------
NET CASH (USED) BY OPERATING ACTIVITIES                           (14,529)       (14,287)
                                                             -------------      ---------
CASH (USED) GENERATED BY INVESTING ACTIVITIES:
    Acquisition of property, plant, & equipment                      (228)          (325)
    Proceeds from disposal of property, plant,
      & equipment                                                      68            455
    Acquisition of other assets, net                                 (259)           280
                                                             -------------      ---------
CASH (USED) GENERATED BY INVESTING ACTIVITIES                        (419)           410
                                                             -------------      ---------
CASH GENERATED (USED) BY FINANCING ACTIVITIES:

  Increase in revolving credit debt, net                           12,886         11,198
  Payments on debt                                                   (129)          (387)
  Common stock issued for cash, net                                     8             11
  Other                                                               (15)            (5)
                                                             -------------      ---------
NET CASH GENERATED BY FINANCING ACTIVITIES                         12,750         10,817
                                                             -------------      ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,198)        (3,060)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                               3,454          4,157
                                                             -------------      ---------
  End of period                                              $      1,256       $  1,097
                                                             -------------      ---------
                                                             -------------      ---------

Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the year for
      Interest                                               $        884       $    693
      Income taxes                                                     29             46

                     The accompanying notes are an integral
                       part of the financial statements.

                    MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED APRIL 2, 1994



NOTE 1 - SIGNIFICANT ACCOUNTING POLICES

        DESCRIPTION OF BUSINESS - Morgan Products Ltd. (the 'Company') manufactures and purchases products (virtually all of which are considered to be millwork) which are sold to the residential and light commercial building materials industry and are used for both new construction and improvements, maintenance and repairs. In view of the nature of its products and the method of distribution, management believes that the Company's business constitutes a single industry segment.

        CONSOLIDATION - The consolidated financial statements include the accounts of Morgan Products Ltd. and its wholly-owned subsidiary, Nicolai Company. All intercompany transactions, profits and balances are eliminated.

        BASIS OF PRESENTATION - The financial statements at April 2, 1994 and April 3, 1993, and for the three months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three months ended April 2, 1994 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - INVENTORIES

        Inventories consisted of the following at (in thousands of dollars):

                       April 2,       April 3,        December 31,
                         1994           1993              1993
                       --------       --------        ------------
                      (unaudited)    (unaudited)

Raw material           $ 17,331       $ 11,572        $  13,855
Work-in-process           5,521          7,765            6,043
Finished goods           49,889         46,265           42,817
                       --------       --------        ---------
                       $ 72,741       $ 65,602        $  62,715
                       --------       --------        ---------
                       --------       --------        ---------

        Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 2, 1994 VS
THREE MONTHS ENDED APRIL 3, 1993

The Company's net sales for the first quarter of 1994 were $82.8 million representing a decrease of 12.8% from the same period in 1993, when net sales were $95.0 million. The reduction in net sales was primarily the result of a 17.7% decrease in sales of manufactured products and a 7.8% decrease in distributed products. Management believes that the net sales decline is primarily due to severe weather this year, especially in the Midwest, New England and the Mid-Atlantic states. Management also believes that the decline in sales of products manufactured by the Company is due to the ongoing weakness in demand for high quality wood doors in a very cost conscious market.

For the first quarter of 1994, the Company reported a net loss of $345,000 or $0.04 per share compared to net income of $47,000, or $0.01 per share in the prior year's comparable quarter, on average shares outstanding of 8,497,062 and 8,492,812, respectively. The reduction in net income was primarily the result of a decrease in gross profit due to the lower sales levels, partially offset by an improvement in the gross profit percentage. Partially offsetting the decrease in overall gross profit was a decrease in operating expenses, and a decrease in the provision for income taxes.

The gross profit decrease of $1.3 million from the first quarter of 1993 to the corresponding period of 1994 was the result of the aforementioned sales volume decrease and unfavorable absortpion of fixed overhead costs at the Company's Manufacturing business unit. These declines were partially offset by selling price increases at the Manufacturing unit and an improvement in product mix for products distributed. The gross profit percentage increased from 14.9% in the first quarter of 1993 to 15.5% in 1994.

Operating expenses for the first quarter of 1994 were $12.3 million, or 14.8% of net sales, compared to 1993 first quarter operating expenses of $13.1 million, or 13.8% of net sales. Contributing to the decline in operating expenses were decreases in employment related costs and advertising and promotional expenses.

SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

Management believes that housing starts have a significant influence on the Company's level of business activity. According to an industry source, actual housing starts were up 13% to 282,000 in the first quarter of 1994 compared to 249,000 in the corresponding period for 1993. Starts in all regions were up except for New England and the Mid-Atlantic states. Management believes that the harsh weather has extended the time to complete construction and thus has decreased sales in the first quarter. It also believes that as the market moves upscale, increased sales will follow. However, recent increases in mortgage rates may contribute to a slower pace in the future.

Management also believes that the Company's ability to continue to penetrates the residential repair and remodeling markets through sales to home center improvement chains may have a significant beneficial influence on the Company's level of business activity. Sales to these customers declined 9.8% in the first quarter of 1994 compared to 1993. However, sales to these customers as a percentage of total sales increased from 26% in the first quarter of 1993 to 26.8% in the corresponding 1994 period. Management believes this market will continue to grow in importance to the Company.

Over the last several years, the cost of the Company's primary raw materials, pine and fir lumber, has increased substantially to record levels. This coupled with continuing competitive pricing pressure during this period has had an adverse impact on the Company's ability to recover cost increases or to improve gross profits. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in more door components and to switch to alternate wood species. In addition, the Company has established reliable offshore material resources. Management believes that these actions, together with aggressive pricing increases where competitive factors allow, will partially offset the impact of the high costs of raw material.

In the fourth quarter of 1993, the Company announced that it had retained the investment banking firm of Dillon, Read and Company, Inc., to help evaluate strategic alternatives for the Company, including the possible sale of its Morgan Manufacturing business unit. In the first quarter of 1994, management further announced that while Dillon, Read continues in discussion with certain parties, it may decide to retain the manufacturing business and realign the two business units. If the Company does decide to retain the manufacturing business, such realignment could result in reductions in capacity with provision for the associated costs.

Andersen Corporation has recently announced its intent to realign its distributor territories. Management believes that this revision will not materially affect the financial performance of the Company in the long-term. However, there could be some short-term disruption to sales due to these announced changes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are related to its sales which, because of its dependency on housing starts and the repair and remodeling market, are seasonal and to a degree weather dependent. This seasonality affects the need for working capital inasmuch as it is necessary to carry larger inventories and receivables during certain months of the year.

Working capital at April 2, 1994 was $90.4 million with a current ratio of 5.5 to 1.0, while at December 31, 1993, working capital was $77.2 million with a current ratio of 4.5 to 1.0. The increase in working capital was primarily the result of a $10.0 million increase in inventory for anticipated higher sales levels in the first quarter of 1994 versus the fourth quarter of 1993.

Long-term debt, net of cash, increased to $58.1 million at April 2, 1994, from 43.2% at December 31, 1993. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 39.5% at December 31, 1993 to 46.9% at April 2, 1994. These increases are primarily due to the aforementioned increase in working capital.

The Company was in compliance with the covenants contained in its revolving credit agreement, which was renegotiated in the fourth quarter of 1993. Although management believes the Company will be able to remain in compliance with these covenants, certain amended financial covenants are more restrictive than those contained in prior agreements. The Company has begun discussions with its bank group for a new credit agreement.

Cash used by operating activities amounted to $14.5 million in the first quarter of 1994, primarily to support the higher levels of inventory. By comparison, the quarter ended April 3, 1993 reflected cash used by operating activities of $14.3 million. Investing activities in the 1994 first quarter utilized $0.4 million compared to the corresponding period in 1993 when investing activities generated $0.4 million due to the disposition of certain idle assets. Financing activities provided $12.8 million in the first three months of 1994, primarily to finance the increase in working capital requirements. During the same period in 1993, financing activities generated $10.8 million in cash.

                                               Part II
                                          Other Information


                  Item 6.  Exhibits and Reports on Form 8-K
                  -----------------------------------------

                       (a) None


                       (b) None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   MORGAN PRODUCTS LTD.



Date: April 29, 1994               By /s/ Douglas H. MacMillan
                                     ------------------------------------
                                     Douglas H. MacMillan
                                     Vice President, Secretary and
                                     Chief Financial Officer
                                     (For the Registrant and as
                                      Principal Financial Officer)