Form 10-K/A
period 1993-12-31
MORGAN PRODUCTS LTD
filed 1994-06-30
CIK 739790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

          [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE ACT OF 1934

                     FOR THE TRANSITION PERIOD  ____ TO ____.

                         COMMISSION FILE NUMBER 1-9843

                              MORGAN PRODUCTS LTD.
               (Exact name of registrant as specified in its charter)

             DELAWARE                                06-1095650
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


  75 Tri-State International, Suite 222, Lincolnshire, Illinois 60069
       (Address of principal executive offices)  (Zip Code)

                                 (708) 317-2400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which registered
    -------------------        -----------------------------------------
Common Stock, $ .10 par value      New York Stock Exchange
   Share Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

  Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 1, 1994: $51,788,998.

  Number of shares of Common Stock outstanding as of February 1, 1994: 8,496,826 shares; 2,386 shares are held in treasury.



    Documents incorporated by reference                                                        Part
    -----------------------------------                                                        ----
Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1994               III


                                     PART I


ITEM 2.  PROPERTIES

     The Company owned the following manufacturing facilities as of February 1, 1994:

                                                     Approximate
                                                     Square Feet
                      Location                        Occupied
                      --------                       ------------
Oshkosh, Wisconsin (28 buildings; 27.6 acres) . . . .  512,000
Lexington, North Carolina (1 building; 20 acres)  . .  216,000
Springfield, Oregon (9 buildings; 11.4 acres) . . . .  324,430

     The Oshkosh, Wisconsin facility is subject to a mortgage in connection with certain industrial revenue bonds. See Note 6 of Notes to the Consolidated Financial Statements which appears on page [22] of this Form 10-K Annual Report.

The Company leased the following facilities as of February 1, 1994:



                                                                  Approximate
                                                                  Square Foot          Lease
Location                                                           Occupied           Expiring
- - --------                                                           --------           --------
Birch Run, Michigan . . . . . . . . . . . . . . . . . . . . . . .  113,000              2005
Chesapeake, Virginia  . . . . . . . . . . . . . . . . . . . . . .   94,500              1994(1)
Columbia, (Cayce), South Carolina . . . . . . . . . . . . . . . .   89,480              1996
Denver, Colorado  . . . . . . . . . . . . . . . . . . . . . . . .   39,970              1997
Decatur, Illinois . . . . . . . . . . . . . . . . . . . . . . . .   93,000              2007(1)
Gainesville, Virginia . . . . . . . . . . . . . . . . . . . . . .   79,500              2006(1)
Harrisburg (Mechanicsburg), Pennsylvania (2 facilities):
   Office . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,570              1998(1)
   Warehouse  . . . . . . . . . . . . . . . . . . . . . . . . . .  134,910              2002(1)
Kansas City (Shawnee), Kansas . . . . . . . . . . . . . . . . . .   79,500              2000(1)
Lincolnshire, Illinois Corporate Office . . . . . . . . . . . . .    6,200              1999
Oshkosh, Wisconsin:
   Manufacturing Division Office  . . . . . . . . . . . . . . . .   19,760              1995(2)
Scranton (Dunmore), Pennsylvania  . . . . . . . . . . . . . . . .   80,917              1998
Weed, California  . . . . . . . . . . . . . . . . . . . . . . . .  460,000(3)           1996(1)
West Chicago, Illinois  . . . . . . . . . . . . . . . . . . . . .   86,170              1996(2)
Wilmington (Newark), Delaware . . . . . . . . . . . . . . . . . .   97,421              2000(2)
- - --------------------

  (1)  Optional renewal term in excess of five years.
  (2)  Optional renewal term of five years or less.
  (3) In 1990, the Company ceased production of fir doors at this facility. The Company continues to use approximately 100,000 square feet for the production of veneer, patio door assembly, and warehousing.

  Distribution center leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In a few locations, the leases provide escalation clauses requiring the payment of additional rent according to certain indices or in specified amounts. The termination dates of these leases vary widely. See Note 7 of Notes to Consolidated Financial Statements which appears on page [23] of this Form 10-K Annual Report.

  The Company believes that its distribution facilities and manufacturing capacity are sufficient to serve its existing markets.

                                            PART II

ITEM 6.  SELECTED FINANCIAL DATA       MORGAN PRODUCTS LTD.
                                 FIVE-YEAR SELECTED FINANCIAL DATA
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      OPERATING RESULTS
                                                                   YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                1993          1992 **       1991           1990          1989
                                               ------        ------        ------         ------        ------
Net Sales . . . . . . . . . . . . . . . .    $ 392,702     $ 387,393     $ 353,144      $ 413,527      $ 429,962
                                             ---------     ---------     ---------      ---------      ---------

Gross Profit  . . . . . . . . . . . . . .      52,797         51,833        44,924         53,860         50,999
Operating Expenses  . . . . . . . . . . .      49,347         58,690        53,292         48,477         49,922
                                             --------      ---------     ---------      ---------      ---------

Operating Income (Loss) . . . . . . . . .       3,450         (6,857)       (8,368)         5,383          1,077
                                             --------      ---------     ---------      ---------      ---------

Other Income (Expense)  . . . . . . . . .      (2,248)        (4,325)       (4,141)        (5,162)        (6,697)
                                             --------      ---------     ---------      ---------      ---------
Income (Loss) Before Income
  Taxes . . . . . . . . . . . . . . . . .       1,202        (11,182)      (12,509)           221         (5,620)
                                             --------      ---------     ---------      ---------      ---------
Net Income (Loss) . . . . . . . . . . . .    $    952      $ (10,178)    $  (8,131)     $     135      $  (3,660)
                                             ========      =========     =========      =========      =========
Earnings (Loss) Per Share . . . . . . . .    $    .11      $   (1.20)    $    (.96)     $     .02      $    (.43)
                                             ========      =========     =========      =========      =========
Weighted Average Common and
 Common Equivalent Shares
 Outstanding  . . . . . . . . . . . . . .       8,495          8,490         8,466          8,438          8,420

                                                                       BALANCE SHEET DATA
                                                                    AT DECEMBER 31, *
                                              -----------------------------------------------------------------
                                               1993           1992           1991         1990            1989
                                              ------         ------         ------        -----          ------
Working Capital . . . . . . . . . . . . .    $ 77,225       $ 69,534      $ 71,274       $ 72,499       $ 70,566
Total Assets  . . . . . . . . . . . . . .     133,280        130,355       136,003        156,105        152,647
Long-Term Debt, Net of Cash . . . . . . .      43,215         40,257        38,128         32,750         26,208
 Stockholders' Equity . . . . . . . . . .      64,481         63,499        73,640         81,460         81,123
Long-Term Debt, Net of Cash to
 Total Capitalization . . . . . . . . . .       40.1%          38.8%         34.1%          28.7%          24.4%
Return on Stockholders'
  Equity  . . . . . . . . . . . . . . . .        1.5%        (14.8)%       (10.5)%           0.2%         (4.4)%

*Amounts have been adjusted to reflect a write-off of $1.6 million of pre-operating costs previously deferred. (See Note 15)
**See Note 15 for discussion of the reclassification of certain retiree medical benefits costs from the "provision for restructuring" to "costs of goods sold."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1993 vs.
Year Ended December 31, 1992

        The Company's net sales for 1993 were $392.7 million, representing an increase of 1.4% from net sales for the same period in 1992 of $387.4 million. This increase was the result of more than an $11.1 million increase in net sales of products distributed by the Company, offset in part, by a decline in net sales of products manufactured by the Company. Management believes the net sales decline of manufactured products is a result of continued weakness in the Northeast and West, key markets for manufactured products, coupled with a continued escalation of product selling prices as a result of increasing raw material costs. (See Significant Business Trends).

        For 1993 the Company reported net income of $1.0 million, or $.11 per share compared to a net loss of $10.2 million, or $1.20 per share in the same period in 1992, on outstanding average shares of 8,494,602 and 8,490,383, respectively. Included in the 1992 results was a net restructuring charge of $7.9 million for the writedown of certain idle facilities and equipment to estimated fair market value, certain expenses associated with the rationalization of capacity at the Company's three main door manufacturing facilities and provisions related to the possible sale of part or all of its Morgan Technologies business unit (see Note 2 of Notes to the Consolidated Financial Statements).

        Excluding the $7.9 million restructuring charge from 1992 results, the Company reported a net loss of $2.3 million, or $0.27 per share for 1992. Comparing these results to 1993 results, net income improved $3.3 million or $0.38 per share. This improvement was the result of a nominal increase in gross profit, reductions in operating expenses and an improvement in other income items, offset, in part, by an increase in provision for income taxes. Gross profit increased slightly from 1992 to 1993 as a result of the aforementioned net sales increase. There was no change in the gross profit percentage.

        Operating expenses for 1993 were $49.3 million, or 12.6% of net sales, compared to 1992 operating expenses of $58.7 million, or 15.2% of net sales. Excluding the provision for restructuring, 1992 operating expenses were $50.8 million, or 13.1% of net sales. The decrease in operating expenses (excluding the restructuring charge) was primarily the result of the elimination of operating expenses related to the Morgan Technologies business unit and a decrease in the amount of bad debt expenses.

        Other expense in 1993 was $2.2 million compared to $4.3 million in 1992. This improvement resulted primarily from the current year disposition of idle assets in excess of their carrying value by $1.0 million. In addition, 1992 expenses included the holding costs of these idle assets. The carrying values recorded due to the restructuring in the fourth quarter of 1992 were based on independent party evaluations, and the amounts realized in 1993 in excess of the carrying values occurred from negotiations with the buyers that did not commence until April, 1993.

        The provision for income taxes in 1993 related to the recording of state income taxes not based entirely on income. The benefit recorded in 1992 reflects utilization of losses to the extent benefit is realized. The 1992 results generated a net operating loss carryforward which may be used to off set future year taxable income when generated (see Note 11 of Notes to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

Year Ended December 31, 1992 vs.
Year Ended December 31, 1991

        The Company's net sales for 1992 were $387.4 million, representing an increase of 9.7% from net sales for the same period in 1991 of $353.1 million. Management believes this increase was primarily the result of a reported 14.4% increase in actual national housing starts in 1992 compared to 1991 and a 9.2% increase in the level of repair and remodeling expenditures from 1991 to 1992. This was offset, in part, by a weakening of the Southern California market and continuing sluggishness in the New England market, both of which are served by the Company's Morgan Manufacturing business unit. In addition, the Company ceased operations at its Heritage Hardwoods ("Heritage") subsidiary in 1991. Excluding sales for Heritage included in 1991, the Company's remaining businesses, its core business, experienced a net sales increase of 10.6% from 1991 to 1992 on sales of $350.4 million and $387.4 million, respectively.

        For 1992 the Company reported a net loss of $10.2 million, or $1.20 per share compared to a reported net loss of $8.1 million, or $.96 per share in the same period in 1991, on outstanding average shares of 8,490,383 and 8,466,241, respectively. Included in the 1992 results was the net restructuring charge of $7.9 million, previously described (see Note 2 of Notes to the Consolidated Financial Statements). The 1991 results include a net loss at Heritage of $5.5 million which includes a net charge of $3.6 million to provide for the orderly liquidation of Heritage (see Note 2 of Notes to the Consolidated Financial Statements).

        Excluding the $7.9 million restructuring charge from 1992 results and the $5.5 million charge for Heritage from 1991 results, the Company reported a net loss of $2.3 million, or $.27 per share for 1992 compared to a net loss of $2.7 million or $.32 per share for 1991. The reduction of the net loss was primarily the result of increased gross profit, offset, in part, by increased operating expenses and a reduction in the tax benefit available for the loss. Gross profit for the Company's core business increased $5.3 million from 1991 to 1992 primarily as a result of the aforementioned 10.6% increase in net sales. Contributing to the gross profit increase was an improvement in the gross profit percentage from 13.3% in 1991 to 13.4% in 1992.

        Operating expenses for 1992 were $58.7 million, or 15.1% of net sales, compared to 1991 operating expenses of $53.3 million, or 15.1% of net sales. Excluding the provisions for restructuring, operating expenses were $50.8 million and $47.7 million for 1992 and 1991, respectively. The increase in operating expenses is primarily the result of increased employment related costs due to salary increases and fringe benefit cost, including health care costs.
In addition, the 1992 operating expenses include $1.4 million of operating expenses at the new Denver, Colorado Distribution Center. The 1991 results do not include any such expenses.

        The Company's effective income tax rate was a benefit of 9.0% in 1992 compared to a benefit of 35.0% in 1991. The difference in rates is primarily the result of book net operating loss carry forwards generated in 1992 due to the restructuring charge (see Note 11 of Notes to the Consolidated Financial Statements).

SIGNIFICANT BUSINESS TRENDS

        Management believes that housing starts have a significant influence on the Company's level of business activity. According to an industry source, actual national housing starts were 1.19 million for 1993, up approximately 6% from 1.12 million for 1992. This rate remains below historical levels. Management believes that this level of housing starts has had an adverse effect on the Company's ability to generate sales volume, which negatively impacts its financial performance. Management believes that long-term housing requirements are significantly greater than the current start levels. However, management is unable to predict if and when housing starts will continue to improve.

        Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant beneficial influence on the Company's level of business activity. Sales to these customers increased 15.6% in 1993 compared to 1992. Sales to these customers as a percentage of total net sales increased from 21.9% in 1992 to 24.9% in 1993. Management believes this market will continue to grow in importance to the Company.

        The cost of the Company's primary manufacturing raw materials, pine and fir lumber, increased substantially in both 1992 and 1993 from historical levels. This coupled with continuing competitive pricing pressure has had an adverse impact on the Company's ability to recover cost increases or to improve gross profits. These costs have continued to increase in early 1994. As a result, the Company continues to expand the utilization, where appropriate, of veneered and laminated solid wood components in the manufacture of its products. In addition, the Company has developed foreign sources for some of its raw material requirements. Management believes that these actions, together with aggressive price increases where competitive factors allow, will counteract to some extent the impact of increases in the cost of materials.

        In the fourth quarter of 1993 the Company announced that it had retained the investment banking firm of Dillon, Read & Company, Inc. to help evaluate strategic alternatives for the Company, including the possible sale of its Morgan Manufacturing business unit. On December 17, 1993, the Company further announced that discussions were being held with a select number of interested parties for the sale of the Morgan Manufacturing business unit. However, no decision has been made on whether to proceed to a definitive agreement with any party.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital requirements are related to its sales level which, because of its dependency upon housing starts and the repair and remodeling market, is seasonal and to a degree weather dependent. This seasonality affects the need for working capital inasmuch as it is necessary to carry larger inventories and receivables during certain months of the year.

        Working capital at December 31, 1993, was $77.2 million with a current ratio of 4.5 to 1.0, while at December 31, 1992, working capital was $69.5 million with a current ratio of 4.1 to 1.0. The increase in working capital and the change in the current ratio were primarily caused by a $6.2 million increase in accounts receivable due to the higher level of sales in December of 1993 compared to December of 1992. In addition, inventories increased $2.4 million in anticipation of continued improvement in business activity and higher material costs.

        In the fourth quarter of 1993, the Company and the banks party to the Company's credit agreement agreed to extend the agreement's maturity from January 3, 1995 to June 30, 1995 and to modify certain financial covenants. The Company was in compliance with all covenants as of December 31, 1993. Management believes the Company will be able to remain in compliance with these new covenants.

        Long-term debt, net of cash, increased from $40.3 million at December 31, 1992 to $43.2 million at December 31, 1993. This increase was primarily due to increased borrowings needed to support the previously mentioned increase in inventory and account receivable levels. The Company's long-term debt, net of cash, to total capitalization increased from 38.8% as of December 31, 1992 to 40.1% as of December 31, 1993. This increase is primarily a result of the aforementioned increases in working capital.

        Cash used by operating activities amounted to $3.0 million during 1993. By comparison, cash generated by operating activities in 1992 was $2.6 million. Included in the $2.6 million were certain non-cash items related to the provision for restructuring. Investing activities during 1993 generated $.9 million, compared to $4.6 million utilized in 1992. Financing activities generated $1.4 million in cash in 1993 compared to $4.4 million generated in 1992.

SEASONAL NATURE OF BUSINESS

        The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building activity in both the improvement, maintenance and repair market and the new construction market. The Company's lowest sales levels generally occur during the first and fourth quarters. However, the Company's Southeast and West Coast door manufacturing facilities, which serve the more moderate climates, offset, in part, the effect of seasonal influences on the Company's operations.

        The table below sets forth the Company's quarterly net sales during the years ended December 31, 1993 and 1992:

                                1993                     1992
                      ----------------------     -------------------

                        Net           % of         Net        % of
                        Sales         Total        Sales      Total
                      ----------     -------     ----------  -------
                            (in millions)            (in millions)
First Quarter          $ 95.0         24.2%       $ 90.5       23.3%
Second Quarter           96.2         24.5         104.8       27.1
Third Quarter           106.5         27.1         106.1       27.4
Fourth Quarter           95.0         24.2          86.0       22.2
                       ------        -----        ------      -----
Total Year             $392.7        100.0%       $387.4      100.0%
                       ======        =====        ======      =====

        See Note 14 of Notes to the Consolidated Financial Statements for further quarterly information.

                              REPORT OF MANAGEMENT

        The management of Morgan Products Ltd. is responsible for the Consolidated Financial Statements and other information included in this Annual Report and for ascertaining that the data fairly reflect the Company's financial condition and results of operations. The Company prepared the Consolidated Financial Statements in accordance with generally accepted accounting principles appropriate in the circumstances and such statements necessarily include amounts that are based on best estimates and judgments with appropriate considerations given to materiality.

        The Company's system of internal control is designed to provide reasonable assurance that Company assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. The internal control system is augmented by careful selection and training of qualified employees, proper division of responsibilities and the development and dissemination of written policies and procedures.

        The Audit Committee of the Board of Directors is comprised of Directors who are not employees of the Company. The Audit Committee is responsible for reviewing and evaluating the Company's financial reporting and accounting practices and related matters. The Audit Committee meets periodically with management and the independent accountants to discuss any and all matters within the Committee's responsibilities. The independent accountants have free access to the Committee, without the presence of management.

        The Company's Consolidated Financial Statements have been audited by Price Waterhouse, independent accountants, whose report appears on page [23] in this Form 10-K Annual Report.

Arthur L. Knight, Jr.                         Douglas H. MacMillan
President and Chief Executive Officer         Vice President and Chief Financial Officer


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Form 10-K
                                                                              Pages
                                                                              -----
   Consolidated Income Statements for the three years
     ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . .         9

   Consolidated Balance Sheets at December 31, 1993,
     and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

   Consolidated Statements of Cash Flow for the three years
     ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . .        11-12

   Consolidated Statements of Stockholders' Equity for the
      three years December 31, 1993 . . . . . . . . . . . . . . . . . . .        13

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . .        14-22

   Report of Independent Accountants  . . . . . . . . . . . . . . . . . .        23


CONSOLIDATED INCOME STATEMENTS

                                           MORGAN PRODUCTS LTD. AND SUBSIDIARIES

               (in thousands, except earnings per share amounts)



                                                    YEAR ENDED DECEMBER 31,
                                              -----------------------------------
                                                1993          1992         1991
                                               ------        ------       ------
Net Sales . . . . . . . . . . . . . . .       $392,702      $387,393     $353,144
Cost of Goods Sold (Note 15). . . . . .        339,905       335,560      308,220
                                              --------      --------     --------
  Gross Profit  . . . . . . . . . . . .         52,797        51,833       44,924
                                              --------      --------     --------
Operating Expenses
  Sales and Marketing . . . . . . . . .         38,859        38,568       35,634
  General and Administrative. . . . . .         10,488        12,256       12,087
  Provision for Restructuring  and
    Disposition of Heritage Hardwoods
     (Note 15)  . . . . . . . . . . . .            --          7,866        5,571
                                              --------      --------     --------
                                                49,347        58,690       53,292
                                              --------      --------     --------
Operating Income(Loss). . . . . . . . .          3,450        (6,857)      (8,368)
                                              --------      --------     --------
Other Income (Expense)
  Interest  . . . . . . . . . . . . . .         (3,968)       (3,915)      (4,199)
  Other . . . . . . . . . . . . . . . .          1,720          (410)          58
                                              --------      --------     --------
                                                (2,248)       (4,325)      (4,141)
                                              --------      --------     --------
Income (Loss) Before
   Income Taxes . . . . . . . . . . . .          1,202       (11,182)     (12,509)
Provision (Benefit) for Income Taxes               250        (1,004)      (4,378)
                                              --------      --------     --------

Net Income (Loss) . . . . . . . . . . .       $    952      $(10,178)    $ (8,131)
                                              ========      ========     ========

Earnings (Loss) Per Share . . . . . . .       $    .11      $  (1.20)    $   (.96)
                                              ========      ========     ========

Weighted Average Common Shares
  Outstanding . . . . . . . . . . . . .          8,495         8,490        8,466
                                              ========      ========     ========


                     The accompanying notes are an integral
                       part of the financial statements.

CONSOLIDATED BALANCE SHEETS

                                          MORGAN PRODUCTS LTD. AND SUBSIDIARIES


                                 (in thousands)


                                                                  AT DECEMBER 31,
                                                                ------------------
                                                                 1993        1992
                                                                ------      ------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents  . . . . . . . . . . . . . . .    $  3,454    $  4,157
     Accounts receivable (Note 3)  . . . . . . . . . . . . .      32,264      26,084
     Inventories (Note 4)  . . . . . . . . . . . . . . . . .      62,715      60,342
     Income taxes receivable . . . . . . . . . . . . . . . .           6         107
     Other current assets  . . . . . . . . . . . . . . . . .         916       1,286
                                                                --------    --------
      Total current assets . . . . . . . . . . . . . . . . .      99,355      91,976
                                                                --------    --------
OTHER ASSETS (Notes 1, 10 and 15)  . . . . . . . . . . . . .       5,981       8,063
PROPERTY, PLANT & EQUIPMENT, Net (Note 5)  . . . . . . . . .      27,944      30,316
                                                                --------    --------
                                                                $133,280    $130,355
                                                                ========    ========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt . . . . . . . . .    $    982    $  1,750
      Accounts payable . . . . . . . . . . . . . . . . . . .      13,492      11,270
      Accrued compensation and employee benefits . . . . . .       4,021       5,342
      Other current liabilities. . . . . . . . . . . . . . .       3,635       4,080
                                                                --------    --------
       Total current liabilities . . . . . . . . . . . . . .      22,130      22,442
                                                                --------    --------
LONG-TERM DEBT (Note 6)  . . . . . . . . . . . . . . . . . .      46,669      44,414

STOCKHOLDERS' EQUITY: (Note 8)
      Common stock, $.10 par value, 8,496,521 and
       8,492,265 shares outstanding, respectively  . . . . .         850         849
      Paid-in capital  . . . . . . . . . . . . . . . . . . .      33,021      32,991
      Retained earnings (Note 15)  . . . . . . . . . . . . .      30,658      29,707
                                                                --------    --------
                                                                  64,529      63,547
      Treasury stock, 2,386 shares, at cost . . . . . . . . .        (48)        (48)
                                                                --------    --------
                                                                  64,481      63,499
                                                                --------    --------
                                                                $133,280    $130,355
                                                                ========    ========



COMMITMENTS AND CONTINGENCIES (Note 13)





                     The accompanying notes are an integral
                       part of the financial statements.

CONSOLIDATED STATEMENTS  OF CASH FLOW

                                           MORGAN PRODUCTS LTD. AND SUBSIDIARIES


                                 (in thousands)



                                                                               YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                              1993         1992       1991
                                                                             ------       ------     ------
CASH GENERATED (USED) BY OPERATING
ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . .              $   952       $(10,178)   $(8,131)
  Add (deduct) noncash items included in income:
    Depreciation and amortization. . . . . . . . . . . . . . .                5,055          6,033      6,001
    Provision for Doubtful Accounts. . . . . . . . . . . . . .                  697            971      1,257
    Deferred income taxes. . . . . . . . . . . . . . . . . . .                   --         (3,302)      (184)
    Provision for restructuring and disposition of
      non-current assets of Heritage Hardwoods . . . . . . . .                   --          7,866      3,671
    (Gain) loss on sale of property, plant &  equipment. . . .               (1,394)            38        (12)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .                    6            279       (284)
  Cash (used) generated by changes in components
   of noncash working capital:
     Accounts receivable . . . . . . . . . . . . . . . . . . .               (6,877)           (32)     3,062
     Inventories . . . . . . . . . . . . . . . . . . . . . . .               (2,273)        (4,682)    12,590
     Accounts payable. . . . . . . . . . . . . . . . . . . . .                2,342          1,459     (3,277)
     Other working capital . . . . . . . . . . . . . . . . . .               (1,487)         4,109     (2,456)
                                                                              -----         ------    -------

NET CASH (USED) GENERATED BY OPERATING
ACTIVITIES:  . . . . . . . . . . . . . . . . . . . . . . . . .               (2,979)         2,561     12,237
                                                                             ------        -------     ------
CASH (USED) GENERATED BY INVESTING
ACTIVITIES:
  Acquisition of property, plant & equipment . . . . . . . . .               (1,946)        (3,339)    (5,942)
  Proceeds from disposal of property, plant &
    equipment. . . . . . . . . . . . . . . . . . . . . . . . .                3,759            445      2,180
  Acquisition of other assets, net . . . . . . . . . . . . . .                 (893)        (1,694)      (815)
                                                                            -------       --------     ------
NET CASH GENERATED (USED) BY INVESTING
ACTIVITIES:  . . . . . . . . . . . . . . . . . . . . . . . . .                  920         (4,588)    (4,577)
                                                                            -------       --------     ------
CASH GENERATED (USED) BY FINANCING
ACTIVITIES:
  Net change in short-term borrowings. . . . . . . . . . . . .               (5,651)        18,228    (20,502)
  Additions to long-term debt. . . . . . . . . . . . . . . . .               11,226         18,365     37,960
  Repayments of long-term debt . . . . . . . . . . . . . . . .               (4,250)       (32,276)   (27,100)
  Common stock issued for cash, net. . . . . . . . . . . . . .                   31             37        311
                                                                             -------      --------   --------
NET CASH GENERATED (USED) BY
FINANCING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . .                1,356          4,354     (9,331)
                                                                            -------        -------    -------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS. . . . . . . . . . . . . .          (703)    2,327   (1,671)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . .         4,157     1,830    3,501
                                                  -------  --------  -------
  End of period . . . . . . . . . . . . . .       $ 3,454  $  4,157  $ 1,830
                                                  =======  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID (RECEIVED) DURING THE YEAR FOR:
 Interest . . . . . . . . . . . . . . . . .       $ 3,598  $  3,820  $ 4,564
 Income taxes . . . . . . . . . . . . . . .           149    (1,362)  (1,663)



                     The accompanying notes are an integral
                       part of the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           MORGAN PRODUCTS LTD. AND SUBSIDIARIES



                                 (in thousands)


                                                             COMMON    PAID-IN     RETAINED     TREASURY
                                                             STOCK     CAPITAL     EARNINGS     STOCK
                                                            -------    -------     --------    --------
Balance Previously Reported at December 31, 1990             $ 845     $ 32,647    $ 49,588    $  (48)
Adjustment for writeoff of
   1987 and 1988 pre-operating costs (Note 15)                  --           --      (1,572)       --
                                                             -----     --------    --------    ------
Adjusted Balance at December 31, 1990 . . . . . . . .          845       32,647      48,016       (48)
  Net Loss. . . . . . . . . . . . . . . . . . . . . .           --           --      (8,131)       --
  Other . . . . . . . . . . . . . . . . . . . . . . .            4          307          --        --
                                                            ------      -------    --------    ------
Balance at December 31, 1991. . . . . . . . . . . . .          849       32,954      39,885       (48)
  Net Loss. . . . . . . . . . . . . . . . . . . . . .           --           --     (10,178)       --
  Other . . . . . . . . . . . . . . . . . . . . . . .           --           37          --        --
                                                             -----      -------    --------    ------
Balance at December 31, 1992. . . . . . . . . . . . .          849        32,991     29,707       (48)
  Net Income. . . . . . . . . . . . . . . . . . . . .           --            --        952        --
  Other . . . . . . . . . . . . . . . . . . . . . . .            1            30         (1)       --
                                                             =====       =======    =======   =======
Balance at December 31, 1993. . . . . . . . . . . . .        $ 850       $33,021    $30,658   $   (48)
                                                             =====       =======    =======   =======


                     The accompanying notes are an integral
                       part of the financial statements.

             MORGAN PRODUCTS LTD. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
- - ---------------------------------------------------------------
    DESCRIPTION OF BUSINESS - Morgan Products Ltd. ("Morgan" or the "Company") manufactures and purchases products (virtually all considered to be millwork) which are sold to the residential and light commercial building materials industry and are used for both new construction and improvements, maintenance and repairs.
In view of the nature of its products and the method of distribution, management believes that the Company's business constitutes a single industry segment.

   CONSOLIDATION - The consolidated financial statements include the accounts of Morgan and its wholly-owned subsidiaries. All intercompany transactions, profits and balances are eliminated.

   EARNINGS PER SHARE AND SHARE DATA - Earnings per share are computed using the weighted average number of common and, when applicable, common equivalent shares outstanding during the period.

   INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

   PROPERTIES - Property, plant and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the assets which generally range from 35 years for buildings, 10 to 20 years for building equipment and improvements, and 5 to 10 years for machinery and equipment. Expenditures which substantially increase value or extend useful life are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

   OTHER ASSETS - Included in other assets are goodwill, software costs, deferred debt issue costs, start-up costs and certain assets held for sale. Software costs are amortized over their estimated useful lives. Debt issue costs are amortized over the life of the related debt agreement.

   LONG-TERM DEBT - In accordance with SFAS No. 107, the fair value of the Company's long-term debt is estimated based on the quoted market prices of the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

   STATEMENT OF CASH FLOW - The Company considers all highly liquid debt instruments with a maturity of 91 days or less at the time of purchase to be cash equivalents.

NOTE 2 - PROVISION FOR RESTRUCTURING AND DISPOSITION OF HERITAGE
         HARDWOODS, INC.
- - -----------------------------------------------------------------

   During the fourth quarter of 1992, the Company recorded a $7,866,000 provision for restructuring. The provision for restructuring includes the writedown of certain idle facilities and equipment to net realizable value, certain costs associated with the rationalization of capacity at the Company's three main door manufacturing facilities and a provision relating to the possible sale of a part or all of its Morgan Technologies software development business unit. During 1993 these idle assets were disposed of at or above their carrying values.

   During the second quarter of 1991, the Company announced plans to dispose of its subsidiary, Heritage Hardwoods, Inc. In connection with such plans, the Company recorded a $5.6 million provision to cover anticipated losses on the disposal. In November 1991, the Company sold certain inventories, machinery and equipment of Heritage. As of December 31, 1992 remaining assets consisted of certain inventories and certain property, plant and equipment. These assets are included in other current assets and other assets, respectively, in the consolidated balance sheet at December 31, 1992. These remaining assets were disposed of in 1993.

NOTE 3 - ACCOUNTS RECEIVABLE
- - -----------------------------------------------------------------

Allowance for doubtful accounts consisted of the following (in thousands of dollars):


                                            1993       1992      1991
                                           ------     ------    ------
Balance at beginning of period              $1,672    $1,321    $1,207
Provision charged to expense                   697       971     1,257
Write-offs                                    (759)     (603)   (1,100)
Recoveries                                    (162)      (17)      (43)
                                            ------   -------   -------
Balance at end of period                    $1,448    $1,672    $1,321
                                            ======    ======    ======

NOTE 4 - INVENTORIES
- - -----------------------------------------------------------------
   Inventories consisted of the following at (in thousands of dollars):

                                        December 31,
                                  ----------------------
                                   1993             1992
                                  ------           ------


Raw materials                      $13,855          $12,787
Work-in-process                      6,043            7,968
Finished goods                      42,817           39,587
                                   -------          -------
                                   $62,715          $60,342
                                   =======          =======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
- - ---------------------------------------------------------------

   Property, plant and equipment consisted of the following at (in thousands of dollars):


                                         December 31,
                                  -------------------------
                                   1993               1992
                                  ------             ------
Land and improvements             $ 2,875           $ 2,927
Buildings and improvements         19,766            19,233
Machinery and equipment            31,249            33,748
Capitalized building and
   equipment leases                 4,317             4,344
Less accumulated depreciation
   and amortization               (30,599)          (30,431)
Construction in progress              336               495
                                   ------          --------
                                  $27,944          $ 30,316
                                  =======          ========

NOTE 6 - LONG-TERM DEBT
- - -----------------------------------------------------------------
   Long-term debt consisted of the following at (in thousands of dollars):


                                                              December 31,
                                                        -----------------------
                                                         1993             1992
                                                        ------           ------
Revolving credit facilities                             $38,200          $35,200
Industrial revenue bonds
   80% of 91-day U.S. Treasury Bills                      1,962            2,279
   77.6% of prime rate                                       --              912
Obligations under capital leases  (Note 7)                4,223            4,595
Obligations under financing leases                        2,491            2,569
Other                                                       775              609
                                                        -------          -------
                                                         47,651           46,164
Less current maturities                                    (982)          (1,750)
                                                        -------          -------
Total long-term debt                                    $46,669          $44,414
                                                        =======          =======


        In October 1992 and again in December, 1993, the Company entered into amended and restated credit agreements with its bank group which provide for a revolving credit facility of up to $65,000,000 through January 3, 1994, and $57,666,667 thereafter, and a letter of credit facility of up to $8,000,000 through January 3, 1994 and $6,000,000 thereafter. This credit facility is secured by certain accounts receivable, inventories and certain other property of the Company. Available Borrowings are based upon the level of security provided. Borrowings under the revolving credit facility bear interest, at the option of the Company, at the prime rate plus an incremental percentage or at the agent bank's established CD rate plus an incremental percentage. This increment varies with the tangible net worth of the Company and is stated at 1 1/4 percentage points for prime borrowings and 2 1/4 percentage points for CD borrowings as of December 31, 1993. The Company also pays an annual commitment fee of 3/4% on the average unused portion of the revolving credit line and certain additional fees.

        The credit facility contains certain covenants including limitations on the acquisition and disposition of assets, on the pledging of assets other than those pledged under industrial revenue bonds, and the requirement that the Company maintain a minimum tangible net worth and leverage and debt coverage ratios. The Company was in full compliance with the restrictions contained in the credit agreement as of December 31, 1993. This agreement has an expiration date of June 30, 1995.

        As of December 31, 1993, the Company had utilized $5,383,000 of its $8,000,000 letter of credit facility and had borrowings of $38,200,000 under the revolving credit facility.

        The industrial revenue bonds outstanding at December 31, 1993 bear a floating interest rate equal to eighty percent (80%) of the bond equivalent yield applicable to 91-day United States Treasury Bills. These bonds are secured by assets with a book value of $10,422,000 and $2,850,000 in letters of credit.

        The Company believes that the recorded value of its debt obligations at December 31, 1993 approximates their fair market value.

        During 1991, the Company entered into a sale-leaseback transaction, which based upon the applicable terms, is accounted for as a financing lease. The term of the agreement is 15 years beginning on December 31, 1991 and expires on December 29, 2006 at an interest rate of 9.73% annually.

        Future annual maturities and sinking fund requirements of the Company's long-term debt as of December 31, 1993 are presented below (in thousands of dollars):

1994                                  $  1,003
1995                                    39,144
1996                                     1,023
1997                                     1,005
1998                                       942
Later years                              4,534
                                       -------
                                      $ 47,651
                                       =======
NOTE 7 - LEASE OBLIGATIONS
- - ---------------------------------------------------------------

        Certain leased equipment and distribution facilities have been capitalized by the Company. The Company also leases certain facilities, equipment and vehicles under noncancellable lease agreements which are operating leases.

        Future minimum lease payments required under long-term leases in effect at December 31, 1993 are as follows (in thousands of dollars):

                          Capital    Operating   Total
                          -------    ---------   -----
1994                     $   944      $ 5,073   $ 6,017
1995                         922        4,583     5,505
1996                         916        3,765     4,681
1997                         722        2,761     3,483
1998                         722        2,024     2,746
Later years                5,592        2,934     8,526
                          ------       ------    ------
                         $ 9,818      $21,140   $30,958
                                       ======    ======

Less imputed interest    (5,595)
                        -------

                        $  4,223
                        ========

        For 1993, 1992, and 1991, rental expense, including usage charges on the Company's long-haul truck fleet, was $6,737,000, $6,692,000 and $7,592,000, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY
- - -----------------------------------------------------------------

        COMMON STOCK - The number of authorized shares of Common Stock is 20,000,000 shares.

        PREFERRED STOCK - The number of authorized shares of Preferred Stock is 5,000,000 shares.

        STOCK OPTION PLAN - In June 1985, the Company adopted a Stock Option Plan which, as amended, provides for, (i) the issuance of incentive stock options at a purchase price approximating fair market value at the date of grant and (ii) the issuance of non-qualified options at a price determined by the Compensation Committee, a committee of the Board of Directors, which cannot be less than 85% of the market price at the date of grant. In May 1989, the stockholders ratified a proposal that amended the Company's Stock Option Plan to increase from 500,000 to 750,000 the number of shares of Common Stock reserved for issuance under the plan.

        As of December 31, 1993, the Company has set aside 646,800 shares of its Common Stock for the granting of such options. The options granted become exercisable immediately or in two, three, four or five annual installments after the date of grant, and all of the options granted expire no more than six years from the date of grant.

        The following table provides summary information regarding stock options under the Stock Option Plan:

                                            1993                      1992
                                           ------                    ------
Options outstanding at January 1          592,200                   465,950
Granted                                         0                   176,000
Exercised                                       0                      (400)
Cancelled                                  (9,000)                  (49,350)
                                           -------                   -------
Outstanding at December 31(1)              583,200                   592,200
                                           =======                   =======

Option price range at December 31         $6.63 - $12.50          $6.63 - $12.50
Options exercisable at December 31           435,064                 348,200
Options available for grant
  at December 31                              63,600                  54,600


        (1) Options outstanding at December 31, 1993 and 1992 of 583,200 and 592,200, respectively, consist solely of non-qualified options.

        In May 1992, the stockholders approved the adoption of a Non-employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the automatic grant of non-qualified stock options to purchase 1,000 shares of Common Stock at a purchase price equal to the fair market value at the date of grant upon a non-employee Director's election or re-election to the Board of Directors. An aggregate of 50,000 shares of Common Stock will be available for grant under the Director Plan.

        As of December 31, 1993, the Company had set aside 8,000 shares of its Common Stock for the granting of such options. The options granted become exercisable in three annual installments after the date of grant and all of the options granted expire ten years from the date of grant. At December 31, 1993, 1,332 options were exercisable.

NOTE 9 - SHARE PURCHASE RIGHTS PLAN
- - -----------------------------------------------------------------

        On March 14, 1989, the Board of Directors of the Company declared a dividend of one share purchase right for each outstanding share of Common
Stock. The dividend was payable on March 24, 1989 to shareholders of record on that date. Once exercisable, each right entitles its holder to purchase one share of Common Stock for $70.00 per share (subject to adjustment). The rights are not exercisable until 10 days after an acquiror acquires or obtains the right to acquire 20% of the outstanding Common Stock (the share acquisition date) or 10 days after a tender offer or exchange offer is announced which would cause the offeror to own 25% of the outstanding Common Stock, whichever is earlier.

        At any time prior to the tenth day following the share acquisition date (unless extended), the Company's directors may redeem the rights at a cost of $0.01 per right. Unless so redeemed, the rights will expire March 15, 1999. The Company's directors may amend the rights plan before the rights are exercisable, and thereafter in any manner which does not adversely affect the interests of the rights holders.

NOTE 10 - EMPLOYEE BENEFIT PLANS
- - -----------------------------------------------------------------

        The Company has a profit sharing and 401(k) savings plan for all salaried employees and certain groups of hourly employees. The Company matches fifty percent of participant contributions to the savings plan, which Company contributions are limited to three percent of the participant's compensation. At the discretion of the Board of Directors, the Company may make an additional contribution which has been targeted at three percent of each participant's compensation.

        Profit sharing costs and the Company's matching contributions to the employee savings plan charged to operations were $625,000, $693,000 and $674,000 for 1993, 1992 and 1991, respectively.

        The Company has pension plans which cover some of its hourly employees. These plans generally provide a stated benefit amount for each year of service. In addition, the Company's Nicolai subsidiary had two salaried pension plans which were curtailed during 1986 and one hourly pension plan which was curtailed in 1988.

        For the hourly employees not covered by Company pension or profit sharing plans, the Company makes contributions to multi-employer pension plans based on compensable hours worked in accordance with union contracts. Under certain conditions, principally withdrawal from such plans, the Company may have further obligations for pensions with respect to such employees, but the amount thereof, if any, cannot be determined at the present time.

        Net pension (expense) income for 1993, 1992 and 1991 was $(71,000), $(75,000) and $27,000, respectively. The projected benefit obligations as of December 31, 1993 and December 31, 1992 were $13,158,000 and $12,041,000, respectively. Net assets available for plan benefits, at fair market value, as of December 31, 1993 and December 31, 1992 were $13,401,000 and $12,871,000, respectively. Prepaid pension expense at December 31, 1993 and 1992 was $1,809,000 and $1,710,000, respectively and is included in other assets in the accompanying consolidated balance sheet.

        Plan assets consist of equity and fixed income securities and insurance annuity contracts. It is the policy of the Company to fund at least the minimum required amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

NOTE 11 - INCOME TAXES
- - --------------------------------------------------------------------

        Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting For Income Taxes". FAS 109 is an asset and liability approach to accounting for deferred income taxes, that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company accounted for income taxes under the FAS 96 asset and liability approach, which gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The adoption of FAS 109 had no material effect on net income in any period.

        The components of the net income tax provision (benefit) consisted of the following: (in thousands of dollars):

                                                 Year Ended December 31,
                                            ----------------------------------
                                              1993        1992        1991
                                             ------      ------      ------
Current:
   Federal                                   $  --       $  --     $ (2,583)
   State                                        250         192         162
                                             ------      ------      ------
  Total Current                                 250         192      (2,421)
                                             ------      ------      ------
Deferred:
  Federal                                       --       (1,196)     (1,957)
  State                                         --         --          --
                                             ------      ------      ------
  Total Deferred                                --       (1,196)     (1,957)
                                             ------      ------      ------

Net Income Tax Provision (Benefit)           $  250     $(1,004)    $(4,378)
                                             ======      ======      ======

        The reconciliation between the U.S. Federal Statutory tax rate expressed as a percentage of pre-tax income and the effective tax rate was as follows:

                                            Year Ended December 31,
                                      ----------------------------------
                                            1993     1992      1991
                                           ------   ------    ------
U.S. Federal income tax rate                34.0%   (34.0)%   (34.0)%
Non-utilization utilization)
 of operating loss carryforward            (33.4)    27.0       --
State income taxes, net of federal
 benefit                                     5.9      1.1       0.9
Non-deductible items                         2.5      1.0       0.2
Other                                       11.8     (4.1)     (2.1)
                                         -------  -------   -------
                                            20.8%    (9.0)%   (35.0)%
                                          ======   ======    ======

        Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1993 included: (in thousands of dollars)

                                       Year Ended December 31,
                                ------------------------------------
                                                1993
                                ------------------------------------

- - -------
Gross Deferred Tax Assets:
 Operating loss carryforwards                    $ 3,921
 Accrued expenses and reserves                     1,770
 Postretirement benefits                             174
 Other                                                60
                                                 -------
                                                   5,925
 Valuation allowance                              (3,130)
                                                  ------
                                                   2,795
                                                  ------

Gross Deferred Tax Liabilities:
 Depreciation and amortization                    (2,238)
 Pensions                                           (557)
                                                  ------
                                                  (2,795)
                                                  ------
 Net Deferred Tax Asset (Liability)              $     0
                                                  ======

        The 1992 and 1991 deferred income tax provision (benefit) was determined under the liability method of accounting (FAS 96). The major temporary differences that give rise to the deferred tax balances are depreciation, amortization and certain liabilities which are deductible only when paid. The valuation allowance reflects operating loss carryforwards for which no benefit has been previously recognized due to uncertainties relating to their future realizability.

  As of December 31, 1993, the Company has unused operating loss carryforwards for tax purposes of approximately $11,531,000, which expire in years 2002 through 2008. No benefit for the remaining operating loss carryforwards has been recognized in the consolidated financial statements.

NOTE 12 - RELATED PARTIES
- - -----------------------------------------------------------------

  As of December 31, 1993, Saugatuck Capital Company Limited
Partnership, and certain members of management, in the aggregate, beneficially owned approximately 30% of the Company's Common
Stock.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
- - -----------------------------------------------------------------

  Andersen Corporation ("Andersen"), whose products accounted for 42% of 1993 net sales, distributes its products only through independent distributors such as the Company. The Company and its predecessors have distributed Andersen products for over 38 years; however, the Company's agreement with Andersen provides that Andersen can terminate any of the Company's distributorships at any time upon 60 days notice. A termination or significant modification of the distribution relationship with Andersen could have a material adverse effect on revenues and earnings.

NOTE 14 - INTERIM FINANCIAL INFORMATION (UNAUDITED)
- - -----------------------------------------------------------------

  Summarized quarterly financial data for 1993 and 1992 are presented below (in thousands, except per share data):

                           1st Quarter             2nd Quarter
                      --------------------   --------------------
                         1993        1992        1993        1992
                        ------      ------      ------      ------
Net Sales              $94,964     $90,476     $96,205   $104,822
Gross Profit            14,112      11,362      13,704     14,480
Net Income (Loss)           47      (1,032)        103        557
Earnings (Loss)
 per Share              $   --     $  (.12)    $   .01   $    .06

                           3rd Quarter             4th Quarter
                      --------------------   --------------------
                         1993        1992        1993        1992
                        ------      ------      ------      ------
Net Sales             $106,523    $106,115     $95,010    $85,980
Gross Profit            13,444      14,321      11,537     11,670
Net Income (Loss)        1,006         220        (204)   (10,540)
Earnings (Loss) per
 Share                $    .12    $    .03     $  (.02)   $ (1.24)

  The building products industry is seasonal, causing the Company's lowest sales to occur during the first and fourth quarters.

NOTE 15 - RESTATEMENT OF 1987 AND 1988 FINANCIAL STATEMENTS AND
RECLASSIFICATION OF 1992 RESTRUCTURING COSTS
- - -----------------------------------------------------------------

  The Company has restated its 1987 and 1988 financial statements to charge to expense when incurred preoperating costs previously deferred (with a pre-tax effect of $.7 million in 1987 and $.9 million in 1988). The Company had previously chosen to amortize these costs over 15 years. The income statements for 1989-1993 have not been restated because the effect of restating these years is not material.

The net income and earnings per share impact is summarized below:

                                1987                    1988
                                ----                    ----
                          Net                       Net
                         Income     Earnings      Income       Earnings
                      ($ Millions)  Per Share   ($ Millions)   Per Share
                      ------------  ---------   ------------   ---------
Previously Reported      $16.2       $2.00         $5.4         $0.64
Impact of Restatement     (0.7)      (0.09)        (0.9)        (0.11)
                        ------       -----         ----         -----
Restated                 $15.5       $1.91         $4.5         $0.53
                        ======       =====         ====         =====

      Additionally, $.5 million of charges for recognition of retiree medical benefit costs were reclassified in 1992 from the provision for restructuring to cost of goods sold. There is no earnings per share impact for this reclassification.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Morgan Products Ltd.

In our opinion, the statements appearing on pages [9 to 22] of this report present fairly, in all material respects, the financial position of Morgan Products Ltd. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 15 to the Consolidated Financial Statements, the Company has restated its 1987 and 1988 financial statements.



Price Waterhouse
Milwaukee, Wisconsin
January 25, 1994
(June 27, 1994 as to Note 15)

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MORGAN PRODUCTS LTD.


                                       By  /s/ Douglas H. MacMillan
                                         ----------------------------------
                                               Douglas H. MacMillan
                                          Vice President, Chief Financial
                                               Officer and Secretary

June 27, 1994

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MORGAN PRODUCTS LTD.

                                        By
                                           ------------------------------------
                                                  Douglas H. MacMillan
                                               Vice President, Chief Financial
                                                  Officer and Secretary

June 27, 1994

                                 EXHIBIT INDEX


EXHIBIT                                                PAGE NO.
- - -------                                                --------
23   Consent of Price Waterhouse.

                                   EXHIBIT 23
                       CONSENT OF INDEPENDENT ACCOUNTANTS


        We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (No. 33-32264 and No. 33-23882) and the Registration Statement on Form S-8 (No. 33-62148) of Morgan Products Ltd. of our report dated January 25, 1994 and June 27, 1994 as to Note 15 appearing on page [23] of this Annual Report on Form 10-K.





PRICE WATERHOUSE
Milwaukee, Wisconsin
June 27, 1994