Form 10-Q/A
period 1994-04-02
MORGAN PRODUCTS LTD
filed 1994-06-30
CIK 739790

================================================================================

                                 FORM 10-Q/A

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

================================================================================

                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS
                    MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                       ($000) Except Shares Outstanding

                                                              April 2,      April 3,      December 31,
                                                                1994          1993          1993
                                                             ---------    -----------    ---------
                                                            (Unaudited)  (Unaudited)
                ASSETS

 CURRENT ASSETS:
   Cash and Cash Equivalents                                 $    1,256   $      1,097   $    3,454
   Accounts Receivable, Net                                      34,842         38,272       32,264
   Inventories                                                   72,741         65,602       62,715
   Income Taxes Receivable                                           --             49            6
   Other Current Assets                                           1,488          1,834          916
                                                             ----------   ------------   ----------
     Total Current Assets                                       110,327        106,854       99,355
                                                             ----------   ------------   ----------

 OTHER ASSETS  *                                                  6,013          7,087        5,981

 PROPERTY, PLANT & EQUIPMENT, net                                27,133         29,386       27,944
                                                             ----------   ------------   ----------
                                                             $  143,473   $    143,327   $  133,280
                                                             ==========   ============   ==========
   LIABILITIES & STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Current Maturities of Long Term Debt                      $      997   $      1,499   $      982
   Accounts Payable                                              10,399         13,573       13,492
   Accrued Compensation and Employee Benefits                     5,243          5,356        4,021
   Other Current Liabilities                                      3,294          3,871        3,635
                                                             ----------   ------------   ----------
     Total Current Liabilities                                   19,933         24,299       22,130
                                                             ----------   ------------   ----------

 LONG-TERM DEBT                                                  59,396         55,471       46,669

 STOCKHOLDERS' EQUITY:
   Common Stock, $.10 par value, 8,497,544, 8,493,692
     and 8,496,521 shares outstanding, respectively                 850            849          850
   Paid-In Capital                                               33,029         33,002       33,021
   Retained Earnings  *                                          30,313         29,754       30,658
                                                             ----------   ------------   ----------
                                                                 64,192         63,605       64,529

   Treasury Stock, 2,386 shares, at cost                            (48)           (48)         (48)
                                                             ----------   ------------   ----------
                                                                 64,144         63,557       64,481
                                                             ----------   ------------   ----------
                                                             $  143,473   $    143,327   $  133,280
                                                             ==========   ============   ==========


                        The accompanying notes are an integral
                           part of the financial statements.


   * The Company has restated its 1987 and 1988 financial statements to write off $1.6 million of pre-operating costs previously deferred.

                     MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                         Consolidated Income Statements
                   ($000, except earnings per share amounts)

                                   For the Three Months Ended
                                  ----------------------------
                                      April 2,    April 3,
                                        1994        1993
                                  -------------  -------------
                                     (Unaudited)  (Unaudited)
Net Sales                             $   82,803   $ 94,964

Cost of Goods Sold                        69,959     80,852
                                      ----------   --------
    Gross Profit                          12,844     14,112
                                      ----------   --------
Operating Expenses
  Sales & Marketing                        9,559     10,141
  General & Administrative                 2,719      2,954
                                      ----------   --------
    Total                                 12,278     13,095
                                      ----------   --------
Operating Income                             566      1,017
                                      ----------   --------
Other Income (Expense)
  Interest                                  (991)      (937)
  Other                                      115         72
                                      ----------   --------
    Total                                   (876)      (865)
                                      ----------   --------
(Loss) Income Before Income Taxes           (310)       152

Provision for Income Taxes                    35        105
                                      ----------   --------
Net (Loss) Income                     $     (345)  $     47
                                      ==========  =========
(Loss) Income Per Share               $    (0.04)  $   0.01
                                      ==========  =========
Weighted Average
Common Shares Outstanding              8,497,062  8,492,812
                                      ==========  =========


                     The accompanying notes are an integral
                       part of the financial statements.

                     MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                     ($000)

                                                                           For the Three Months
                                                                                  Ended
                                                                       ----------------------------
                                                                         April 2,       April 3,
                                                                           1994           1993
                                                                       ------------- ---------------
                                                                       (Unaudited)     (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net Income (Loss)                                                      $     (345)   $         47
  Add (deduct) noncash items included in income:
    Depreciation and amortization                                             1,222           1,430
    Provision for doubtful accounts                                               9              81
    (Gain) loss on sale of property, plant, & equipment                         (45)             (7)
    Other                                                                        21              73
    Cash (used) generated by changes in components of
      noncash working capital:
      Accounts Receivable                                                    (2,587)        (12,269)
      Inventories                                                           (10,026)         (5,260)
      Accounts Payable                                                       (3,093)          2,303
      Other working capital                                                     315            (685)
                                                                         ----------    ------------
NET CASH (USED) BY OPERATING ACTIVITIES                                     (14,529)        (14,287)
                                                                         ----------    ------------
CASH (USED) GENERATED BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment                                  (228)           (325)
  Proceeds from disposal of property, plant, & equipment                         68             455
  Acquisition of other assets, net                                             (259)            280
                                                                         ----------    ------------
CASH (USED) GENERATED BY INVESTING ACTIVITIES                                  (419)            410
                                                                         ----------    ------------

CASH GENERATED (USED) BY FINANCING ACTIVITIES:

  Net change in short-term borrowings                                        19,854          10,961
  Repayments of long-term debt                                               (7,097)           (150)
  Common stock issued for cash, net                                               8              11
  Other                                                                         (15)             (5)
                                                                         ----------    ------------
NET CASH GENERATED BY FINANCING ACTIVITIES                                   12,750          10,817
                                                                         ----------    ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,198)         (3,060)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                         3,454           4,157
                                                                         ----------    ------------
  End of period                                                          $    1,256    $      1,097
                                                                         ==========    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the year for
      Interest                                                           $      884    $        693
      Income taxes                                                               29              46


                    The accompanying notes are an integral
                       part of the financial statements.

                     MORGAN PRODUCTS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED APRIL 2, 1994




NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Morgan Products Ltd. (the "Company") manufactures and purchases products (virtually all of which are considered to be millwork) which are sold to the residential and light commercial building materials industry and are used for both new construction and improvements, maintenance and repairs. In view of the nature of its products and the method of distribution, management believes that the Company's business constitutes a single industry segment.

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

NOTE 2 - INVENTORIES

         Inventories consisted of the following at (in thousands of dollars):

                                                        April 2,                   April 3,                    December 31,
                                                          1994                       1993                          1993
                                                      ------------               ------------                  ------------
                                                       (unaudited)                (unaudited)
  Raw material                                         $  17,331                 $  11,572                     $  13,855
  Work-in-process                                          5,521                     7,765                         6,043
  Finished goods                                          49,889                    46,265                        42,817
                                                       ---------                 ---------                     ---------
                                                       $  72,741                 $  65,602                     $  62,715
                                                       =========                 =========                     =========

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

For the first quarter of 1994, the Company reported a net loss of $345,000, or $0.04 per share compared to net income of $47,000, or $0.01 per share in the prior year's comparable quarter, on average shares outstanding of 8,497,062 and 8,492,812, respectively. The reduction in net income was primarily the result of a decrease in gross profit due to the lower sales levels, partially offset by an improvement in the gross profit percentage. Partially offsetting the decrease in overall gross profit was a decrease in operating expenses, and a decrease in the provision for income taxes.

The gross profit decrease of $1.3 million from the first quarter of 1993 to the corresponding period of 1994 was the result of the aforementioned sales volume decrease and unfavorable absorption of fixed overhead costs at the Company's Manufacturing business unit. These declines were partially offset by selling price increases at the Manufacturing unit and an improvement in product mix for products distributed. The gross profit percentage increased from 14.9% in the first quarter of 1993 to 15.5% in 1994.

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

Long-term debt, net of cash, increased to $58.1 million at April 2, 1994, from $43.2 million at December 31, 1993. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 40.1% at December 31, 1993 to 47.5% at April 2, 1994. These increases are primarily due to the aforementioned increase in working capital.

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





                                        MORGAN PRODUCTS LTD.




Date: June 27, 1994                     By /s/ Douglas H. MacMillan
                                           Douglas H. MacMillan
                                           Vice President, Secretary and
                                           Chief Financial Officer
                                           (For the Registrant and as
                                           Principal Financial Officer)