Form 10-Q
period 1994-07-02
MORGAN PRODUCTS LTD
filed 1994-08-02
CIK 739790

       ==================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended July 2, 1994

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-9843


                              MORGAN PRODUCTS LTD.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                   06-1095650
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)



      75 Tri-State International, Suite 222, Lincolnshire, Illinois 60069
          (Address of principal executive offices, including zip code)


                                 (708) 317-2400
              (Registrant's telephone number, including area code)

                     -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at August 1, 1994 was 8,498,588; 2,386 shares are held in treasury.

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                          Consolidated Balance Sheets
                        ($000) Except Shares Outstanding

                                                   July 2,       July 3,      December 31,
                                                    1994          1993          1993
                                                  ---------    -----------    ---------
                                                  (Unaudited)  (Unaudited)
               ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                     $    4,392   $        606   $    3,454
  Accounts Receivable, Net                          37,937         41,852       32,264
  Inventories                                       59,279         68,224       62,715
  Other Current Assets                               1,058          1,360          922
                                                -----------  -------------  -----------
    Total Current Assets                           102,666        112,042       99,355
                                                -----------  -------------  -----------

OTHER ASSETS  *                                      5,185          6,485        5,981

PROPERTY, PLANT & EQUIPMENT, net                    25,845         28,954       27,944
                                                -----------  -------------  -----------
                                                $  133,696   $    147,481   $  133,280
                                                ==========   =============  ===========
  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Maturities of Long Term Debt          $    1,012   $      1,252   $      982
  Accounts Payable                                  14,709         18,149       13,492
  Accrued Compensation and Employee Benefits         8,791          4,691        4,021
  Income Tax Payable                                    45             --           --
  Other Current Liabilities                          5,515          3,899        3,635
                                                -----------  -------------  -----------
    Total Current Liabilities                       30,072         27,991       22,130
                                                -----------  -------------  -----------

LONG-TERM DEBT                                      50,198         55,823       46,669

STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value,
    8,498,588, 8,494,819
    and 8,496,521 shares
    outstanding, respectively                          850            849          850
  Paid-In Capital                                   33,035         33,009       33,021
  Retained Earnings  *                              19,589         29,857       30,658
                                                -----------  -------------  -----------
                                                    53,474         63,715       64,529

  Treasury Stock, 2,386 shares, at cost                (48)           (48)         (48)
                                                -----------  -------------  -----------
                                                    53,426         63,667       64,481
                                                -----------  -------------  -----------
                                                $  133,696   $    147,481   $  133,280
                                                ==========   ============   ==========

  The accompanying notes are an integral part of the financial statements.

  * The Company has restated its 1987 and 1988 financial statements to write off $1.6 million of pre-operating costs previously deferred.

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                   ($000, except earnings per share amounts)

                                For the Three Months Ended    For the Six Months Ended
                                --------------------------    ------------------------
                                 July 2,      July 3,            July 2,       July 3,
                                   1994         1993               1994          1993
                                ---------  ---------          ---------    -----------
                               (Unaudited)  (Unaudited)        (Unaudited)  (Unaudited)
Net Sales                       $ 95,238     $ 96,205           $178,041     $  191,169

Cost of Goods Sold                81,635       82,501            151,594        163,353
                                ---------    ---------           ---------    -----------
    Gross Profit                  13,603       13,704             26,447         27,816
                                ---------    ---------          ---------    -----------

Operating Expenses
  Sales & Marketing                9,285        9,765             18,844         19,906
  General & Administrative         2,710        3,130              5,429          6,084
  Provision for Restructuring     11,291           --             11,291             --
                                ---------    ---------          ---------    -----------
    Total                         23,286       12,895             35,564         25,990
                                ---------    ---------          ---------    -----------
Operating (Loss) Income           (9,683)         809             (9,117)         1,826
                                ---------    ---------          ---------    -----------
Other Income (Expense)
  Interest                        (1,032)        (982)            (2,023)        (1,919)
  Other                               66          381                181            453
                                ---------    ---------          ---------    -----------
    Total                           (966)        (601)            (1,842)        (1,466)
                                ---------    ---------          ---------    -----------
(Loss) Income Before Income
  Taxes                          (10,649)         208            (10,959)           360


Provision for Income Taxes            75          105                110            210
                                ---------    ---------          ---------    -----------
Net (Loss) Income               $(10,724)    $    103           $(11,069)    $      150
                                =========    =========          =========    ===========


(Loss) Income Per Share         $  (1.26)    $   0.01           $  (1.30)    $     0.02
                                =========    =========          =========    ===========


Weighted Average Number of
Common Shares Outstanding      8,497,879    8,494,285          8,497,468      8,493,533
                               =========    =========          =========      =========

The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flow
                                     ($000)

                                                                                  For the Six Months
                                                                                        Ended
                                                                               ----------------------
                                                                                July 2,      July 3,
                                                                                 1994         1993
                                                                               ----------   ----------
                                                                               (Unaudited) (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net (Loss) Income                                                             $ (11,069)   $     150
  Add (deduct) noncash items included in income:
    Depreciation and amortization                                                   2,518        2,751
    Provision for doubtful accounts                                                    24           25
    (Gain) loss on sale of property, plant, & equipment                               (17)        (240)
    Provision For Restructuring                                                    11,291           --
    Other                                                                              23           52
    Cash (used) generated by changes in components of
      noncash working capital:
      Accounts Receivable                                                          (5,697)     (15,793)
      Inventories                                                                     510       (7,882)
      Accounts Payable                                                              1,217        6,879
      Other working capital                                                          (576)        (799)
                                                                               ----------   ----------
NET CASH (USED) GENERATED BY OPERATING ACTIVITIES                                  (1,776)     (14,857)
                                                                                ---------    ---------
CASH (USED) GENERATED BY INVESTING ACTIVITIES:
    Acquisition of property, plant, & equipment                                      (564)        (996)
    Proceeds from disposal of property, plant, &
      equipment                                                                       146          495
    Acquisition of other assets, net                                                 (441)         878
                                                                               ----------   ----------
CASH (USED) GENERATED BY INVESTING ACTIVITIES                                        (859)         377
                                                                               ----------   ----------

CASH GENERATED (USED) BY FINANCING ACTIVITIES:

  Net change in short-term borrowings                                              10,685        7,000
  Additions to long-term debt                                                          --        4,100
  Repayments of long-term debt                                                     (7,097)        (150)
  Common stock issued for cash, net                                                    14           18
  Other                                                                               (29)         (39)
                                                                               ----------   ----------
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES                                   3,573       10,929
                                                                               ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENT                                                                          938       (3,551)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                               3,454        4,157
                                                                               ----------   ----------
  End of period                                                                 $   4,392    $     606
                                                                               ==========   ==========

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid (received) during the year for
      Interest                                                                  $   1,576    $   1,477
      Income taxes                                                                     88           83

The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

         BASIS OF PRESENTATION - The financial statements at July 2, 1994 and July 3, 1993, and for the three and six months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six months ended July 2, 1994 are not necessarily indicative of the results that may be expected for the full year or any other interim period.


NOTE 2 - INVENTORIES

         Inventories consisted of the following at (in thousands of dollars):

                                        July 2,          July 3,           December 31,
                                         1994              1993                1993
                                     ------------      ------------        ------------
                                      (unaudited)       (unaudited)
  Raw material                        $  13,991        $  13,812           $  13,855
  Work-in-process                         6,036            7,339               6,043
  Finished goods                         39,252           47,073              42,817
                                      ---------        ---------           ---------
                                      $  59,279        $  68,224           $  62,715
                                      =========        =========           =========

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 3 - PROVISION FOR RESTRUCTURING

         The Company's second quarter results included an $11.3 million restructuring charge to cover the cost of closing the Springfield, Oregon plant, the Weed, California veneer operation and provide for other cost reductions and consolidation within Morgan Products. This charge incorporates the costs of certain personnel actions including severance, outplacement, and relocation; costs of moving and revaluing inventory; holding costs for idle facilities until they can be sold; and the revaluation of idle assets to estimated net realizable value based on independent appraisal information.

NOTE 4 - NEW CREDIT AGREEMENT

        On July 14, 1994, the Company signed a new $65 million revolving credit agreement with Barclay's Business Credit Inc. which provides for a revolving credit facility of up to $65 million through July 13, 1997 and includes a letter of credit facility of up to $9 million through July 13, 1997. This credit facility is secured by certain accounts receivable, inventories, equipment, real estate and general intangibles of the Company. Available borrowings are based upon the level of security provided. Borrowings under the revolving credit facility bear interest at the option of the Company at the prime rate plus an incremental percentage of 1-1/4 percent or at the LIBOR rate plus an incremental percentage of 2-3/4 percent. The Company also pays an annual committment fee of 1/2 percent on the average unused portion of the revolving credit line and certain additional fees.

        The credit facility contains certain covenants including limitations on the acquisition and disposition of assets, on the pledging of assets other than those pledged under industrial revenue bonds, and the requirement that the Company maintain a minimum tangible net worth and leverage, and interest coverage ratio.

                Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS


THREE MONTHS ENDED JULY 2, 1994 VS
THREE MONTHS ENDED JULY 3, 1993

         The Company's net sales for the second quarter of 1994 were $95.2 million, representing a decline of 1.0% from the same period in 1993, when net sales were $96.2 million. The reduction in net sales was primarily the result of a 9.8% decrease in sales of manufactured products partially offset by a 3.4% increase in sales of distributed products. Management believes that the decline in sales of products manufactured by the Company is due to the ongoing weakness in demand for high quality wood doors as consumers continue to buy low cost substitutes.

For the second quarter of 1994, the Company reported a net loss of $10.7 million or $1.26 per share, compared to net income of $0.1 million, or $0.01 per share, for the second quarter of 1993, on average shares outstanding of 8,497,879 and 8,494,285, respectively. As discussed in note 3, included in the second quarter 1994 results is a restructuring charge of $11.3 million to cover the cost of closing the Springfield, Oregon door manufacturing operation and the Weed, California veneer facility, and to provide for other cost reductions and consolidation. Excluding the $11.3 million restructuring charge for 1994,
the Company had net income of $0.6 million, or $0.07 per share.   The
increase in net income, exclusive of the restructuring charge, was primarily caused by a decrease in operating expenses partially offset by a decrease in gross profit and an increase in other expense.

         The gross profit decrease of $0.1 million from the second quarter of 1994 to the corresponding period of 1993 was primarily the result of the aforementioned sales volume decrease in manufactured products along with a decrease in their gross profit percentage. Partially offseting this was the
aforementioned sales volume increase in distributed products.   However, the
Company's gross profit percentage increased from 14.2% in the second quarter of 1993 to 14.3% in 1994.

         Excluding the restructuring charge, operating expenses for the second quarter of 1994 were $12.0 million, or 12.6% of net sales, compared to 1993 second quarter operating expenses of $12.9 million, or 13.4% of net sales. The decrease in operating expenses was primarily the result of decreases in employment related costs and travel and entertainment expenses.

     Other expense for the second quarter of 1994 was higher than the second quarter of 1993 by $0.4 million primarily because 1993 included gains from the disposition of idle assets in excess of their carrying value.

        The provision for income taxes in both the second quarter of 1994 and 1993 relate to the recording of state income taxes not based entirely on income. There is no federal provision provided given the Company's net operating loss position.


SIX MONTHS ENDED JULY 2, 1994 VS
SIX MONTHS ENDED JULY 3, 1993

         The Company's net sales for the 1994 six month period were $178.0 million, representing a decrease of 6.9% from the 1993 six month period, when net sales were $191.2 million. The reduction in net sales was primarily the result of a 14.1% decrease in sales of manufactured products and a 1.9% decrease in sales of distributed products. The decline occurred mainly in the first quarter of 1994 primarily due to severe weather, especially in the
Midwest, New England and the Mid-Atlantic States.   Management also believes
that the decline in sales of products manufactured by the Company is due to the ongoing weakness in demand for high quality wood doors in a very cost conscious market.

         The Company reported a year-to-date net loss of $11.1 million or $1.30 per share, for 1994 compared to net income of $0.1 million or $0.02 per share, for 1993, on average shares outstanding of 8,497,468 and 8,493,533, respectively. Excluding the $11.3 million restructuring charge for 1994, the Company reported net income of $0.2 million or $0.03 per share. The increase in net income, exclusive of the restructuring charge, was primarily caused by a decrease in operating expenses, partially offset by a decrease in gross profit, and an increase in other expense.

         The gross profit decrease of $1.4 million from the first half of 1993 to the corresponding period of 1994 was primarily the result of the reduced effect in 1994 vs. 1993 of the runoff of lower cost inventory at higher sales prices due to inflationary pressures on materials, and the aforementioned decrease in sales at both the manufacturing and distribution divisions. Partially offsetting this was an improvement in gross margins for products distributed and manufactured and product mix of distributed products. The gross profit percentage improved from 14.6% in the first half of 1993 to 14.9% in 1994.

         Excluding the restructuring charge, operating expenses for the six
month period decreased $1.7 million from 1993 to 1994.   Operating expenses,
exclusive of the restructuring charge, for 1994 were $24.3 million, or 13.6% of net sales, compared to 1993 expenses of $26.0 million, or 13.6% of net sales. Contributing to the year to year decline in operating expenses were decreases in employment related costs, travel and entertainment expenses and advertising and promotional expenses.

         Other expense increased $0.4 million in 1994 from 1993 due to the previously mentioned decrease in other income in the second quarter, and a slight increase in interest expense in 1994 due to higher interest rates.

        The provision for income taxes in both the 1994 and 1993 six month period relate to the recording of state income taxes not based entirely on income. There is no federal provision provided given the Company's net operating loss position.


SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

         Management believes that housing starts have a significant influence on the Company's level of business activity. According to the U.S. Census, actual national housing starts were up 10% to 635,000 in the first six months of 1994 compared to 578,000 in the corresponding period in 1993. Starts in all regions were up except for the New England and Mid-Atlantic states which
remained at 1993 levels.   Management believes that as the market continues to
move upscale, increased sales of higher priced millwork products may follow. However, higher mortgage rates may reduce sales in the housing market in the near future.

         Management also believes that the Company's ability to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant beneficial influence on the Company's level of business activity. Sales to these customers as a percentage of total sales increased from 28.3% in the first half of 1993 to 29.0% in the corresponding 1994 period. However, sales to these customers declined 4.6% in the first six months of 1994 compared to 1993. Management believes this market will continue to grow in importance to the Company.

         Over the last several years, the cost of the Company's primary raw materials, pine and fir lumber, has increased substantially to record levels. This coupled with continuing competitive pricing pressure during this period has had an adverse impact on the Company's ability to recover cost increases or
to improve gross profits.   As a result, the Company continues its efforts to
expand the utilization, where appropriate, of engineered materials in wood door
components and to switch to alternate wood species.   In addition, the Company
has developed foreign sources for some of its raw material requirements. Management believes that these actions, together with aggressive pricing increases where competitive factors allow, will partially offset the impact of the high costs of raw material.

     In the first quarter, Anderson Corporation, a primary supplier of high-quality, premium-priced windows distributed by the Company, announced its intent to realign its distribution territories. This has now been substantially completed. Management believes that this revision will not materially affect the financial performance of the Company in the long term.
However, there has been some reduction in sales due to these changes.   Gross
margin on Anderson sales has been improving, partially offsetting the impact of lost sales.

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

         Working capital at July 2, 1994, was $72.6 million with a current ratio of 3.4 to 1.0, while at December 31, 1993, working capital was $77.2 million with a current ratio of 4.5 to 1.0. The decrease in working capital was primarily the result of the provision for restructuring which increased current liabilities by $6.5 million and decreased inventory by $2.7 million. This was partially offset by an increase in Accounts Receivable of $5.7 million for higher sales levels in the second quarter of 1994 versus the fourth quarter of 1993.

         Long-term debt, net of cash, increased to $45.8 million at July 2, 1994, from $43.2 million at December 31, 1993. The Company's ratio of long term debt, net of cash, to total capitalization increased from 40.1% at December 31, 1993 to 46.2% at July 2, 1994. This increase is primarily due to the restructuring charge that reduced total capitalization.

        As discussed in note 4 on July 14, 1994 the Company signed a new $65 million revolving credit agreement with Barclay's Business Credit. The new agreement will assure the Company adequate capital over the next three years as it moves to expand its core business. The convenants of the new agreement are similar to prior agreements adjusted for the one time restructuring charge.

         Cash used by operating activities amounted to $1.8 million in the first half of 1994, primarily to support receivables. Included in the $1.8 million is the $11.3 million restructuring charge. By comparison, the period ended July 3, 1993 reflected cash used by operating activities of $14.9 million. Investing activities in the 1994 first half utilized $0.9 million compared to the corresponding period in 1993 when investing activities generated $0.4 million due to disposition of certain idle assets. Financing activities generated $3.6 million in the first six months of 1994 versus $10.9 million during the same period in 1993.

                                    Part II
                               Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Morgan Products Ltd. was held on May 18, 1994 for the purposes of the election of six (6) directors to serve until the next Annual Meeting and to ratify the selection of Price Waterhouse as independent accountants for the fiscal year ending December 31, 1994.

         Elected to serve as directors (with the number of shares of Common Stock voted "For" or "Withhold Authority," respectively) were Messrs. Frank J. Hawley (7,839,500 and 121,201), Arthur L. Knight, Jr. (7,840,111 and 120,590),
John S. Crowley (7,841,200 and 119,501), Alexander H. Dunbar (7,839,200 and 121,501), Howard G. Haas (7,841,500 and 119,201), and William R. Holland (7,841,500 and 119,201)

         The appointment of Price Waterhouse as independent auditors for the fiscal year ending December 31, 1994 was ratified by a count of shares of Common Stock of 7,644,723 "For", 289,563 "Against", and 26,415 "Abstain".



Item 6.  Exhibits and Reports on Form 8-K

         (a) None



         (b) Report on Form 8-K.

         A Form 8-K dated May 18, 1994 was filed. It reported in Item 5 the closure of the Company's Springfield, Oregon Manufacturing operation and the Weed, California veneer operation pursuant to the Company's restructuring plan approved by the Board of Directors on May 18, 1994. In addition, it disclosed that Arthur L. Knight, Jr., President and Chief Executive Officer would not seek renewal of his contract when it expires later this year, but would remain on the Board and will work closely on an orderly transition to the next Chief Executive Officer. Attached were press releases describing the closures and restructuring plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   MORGAN PRODUCTS LTD.




Date: August 1, 1994                            By /S/ Douglas H. MacMillan

                                                   Douglas H. MacMillan
                                                   Vice President, Secretary and
                                                   Chief Financial Officer
                                                   (For the Registrant and as
                                                    Principal Financial Officer)