Form 10-Q
period 1994-10-01
MORGAN PRODUCTS LTD
filed 1994-11-09
CIK 739790

================================================================================

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 1, 1994

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

                                (708) 317-2400
             (Registrant's telephone number,including area code)

                          -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at October 1, 1994 was 8,639,361; 2,386 shares are held in treasury.
================================================================================

                                            PART I.  FINANCIAL INFORMATION
                                            ITEM 1.  FINANCIAL STATEMENTS
                                                   MORGAN PRODUCTS LTD.
                                               Consolidated Balance Sheets
                                           ($000) Except Shares Outstanding

                                                  October 1,     October 2,     December 31,
                                                     1994           1993           1993
                                                  -----------    -----------    ----------
                                                  (Unaudited)    (Unaudited)
          ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                     $      1,733   $      2,103   $     3,454
  Accounts Receivable, Net                            35,227         43,213        32,264
  Inventories                                         58,072         66,502        62,715
  Other Current Assets                                   663            862           922
                                                ------------   ------------   -----------
        Total Current Assets                          95,695        112,680        99,355
                                                ------------   ------------   -----------

OTHER ASSETS  *                                        5,999          5,674         5,981

PROPERTY, PLANT & EQUIPMENT, net                      21,472         28,149        27,944
                                                ------------   ------------   -----------
                                                $    123,166   $    146,503   $   133,280
                                                ============   ============   ===========
  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Maturities of Long Term Debt          $      1,012   $      1,009   $       982
  Accounts Payable                                    13,893         15,894        13,492
  Accrued Compensation and Employee Benefits           8,797          5,097         4,021
   Income Tax Payable                                    170             --            --
  Other Current Liabilities                            4,656          4,150         3,635
                                                ------------   ------------   -----------
        Total Current Liabilities                     28,528         26,150        22,130
                                                ------------   ------------   -----------

LONG-TERM DEBT                                        39,733         55,671        46,669

STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value, 8,639,361,
      8,496,256, and 8,496,521 shares
      outstanding, respectively                          864            850           850
  Paid-In Capital                                     33,725         33,017        33,021
  Retained Earnings  *                                21,037         30,863        30,658
                                                ------------   ------------   -----------
                                                      55,626         64,730        64,529

  Treasury Stock, 2,386 shares, at cost                  (48)           (48)          (48)
  Unamortized Value of Restricted Stock                 (673)            --            --
                                                ------------   ------------   -----------
                                                      54,905         64,682        64,481
                                                ------------   ------------   -----------
                                                $    123,166   $    146,503   $   133,280
                                                ============   ============   ===========

The accompanying notes are an integral
part of the financial statements.

   * The Company has restated its 1987 and 1988 financial statements to write off $1.6 million of pre-operating costs previously deferred.

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                   ($000, except earnings per share amounts)

                               For the Three Months Ended     For the Nine Months Ended
                               --------------------------     --------------------------
                                 October 1,    October 2,       October 1,    October 2,
                                   1994          1993             1994          1993
                               ------------  ------------     ------------  ------------
                                (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
Net Sales                      $    95,139   $   106,523      $   273,180   $   297,692

Cost of Goods Sold                  81,109        93,079          232,703       256,432
                               ------------  ------------     ------------  ------------
    Gross Profit                    14,030        13,444           40,477        41,260
                               ------------  ------------     ------------  ------------

Operating Expenses
  Sales & Marketing                  9,003         9,545           27,847        29,451
  General & Administrative           2,718         2,321            8,147         8,405
  Provision for Restructuring           --            --           11,291            --
                               ------------  ------------     ------------  ------------
    Total                           11,721        11,866           47,285        37,856
                               ------------  ------------     ------------  ------------
Operating Income (Loss)              2,309         1,578           (6,808)        3,404
                               ------------  ------------     ------------  ------------
Other Income (Expense)
  Interest                            (984)       (1,088)          (3,007)       (3,007)
  Other                                163           621              344         1,074
                               ------------  ------------     ------------  ------------
    Total                             (821)         (467)          (2,663)       (1,933)
                                ------------  ------------     ------------  ------------
Income (Loss) Before
  Income Taxes                       1,488         1,111           (9,471)        1,471


Provision for Income Taxes              40           105              150           315
                               ------------  ------------     ------------  ------------
Net Income (Loss)              $     1,448   $     1,006      $    (9,621)  $     1,156
                               ============  ============     ============  ============


Income (Loss) Per Share        $      0.17   $      0.12      $     (1.13)  $      0.14
                               ============  ============     ============  ============


Weighted Average Number of
Common Shares Outstanding        8,562,012     8,495,590        8,518,982     8,494,214
                               ============  ============     ============  ============

                    The accompanying notes are an integral
                       part of the financial statements.

                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flow
                                     ($000)

                                                        For the Nine Months
                                                              Ended
                                                     ------------------------
                                                     October 1,    October 2,
                                                        1994          1993
                                                    -----------   -----------
                                                     (Unaudited)   (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net (Loss) Income                                 $   (9,621)   $    1,156
  Add (deduct) noncash items included in income:
    Depreciation and amortization                        3,807         4,104
    Provision for doubtful accounts                         95            94
    (Gain) loss on sale of property, plant,
      & equipment                                          (52)         (817)
    Provision For Restructuring                         11,291            --
    Other                                                   23           246
    Cash (used) generated by changes in components
      of noncash working capital:
      Accounts Receivable                               (3,058)      (17,223)
      Inventories                                        1,717        (6,160)
      Accounts Payable                                     401         4,624
      Other working capital                               (909)          356
                                                    -----------   -----------
NET CASH GENERATED (USED) BY OPERATING ACTIVITIES        3,694       (13,620)
                                                     ----------    ----------
CASH GENERATED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property, plant, & equipment           (865)       (1,289)
    Proceeds from disposal of property, plant,
      & equipment                                        3,827         2,327
    Acquisition of other assets, net                    (1,489)          (15)
                                                    -----------   -----------
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES        1,473         1,023
                                                    -----------   -----------

CASH (USED) GENERATED BY FINANCING ACTIVITIES:

  Net change in short-term borrowings                      236          (476)
  Additions to long-term debt                               --        11,197
  Repayments of long-term debt                          (7,097)         (150)
  Common stock issued for cash, net                         18            27
  Other                                                    (45)          (55)
                                                    -----------   -----------
NET CASH (USED) GENERATED BY FINANCING ACTIVITIES       (6,888)       10,543
                                                    -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,721)       (2,054)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    3,454         4,157
                                                    -----------   -----------
  End of period                                     $    1,733    $    2,103
                                                    ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for
      Interest                                      $    2,766    $    2,404
      Income taxes                                          63            72

                      The accompanying notes are an integral
                         part of the financial statements

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

        BASIS OF PRESENTATION - The financial statements at October 1, 1994 and October 2, 1993, and for the three and nine months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine months ended October 1, 1994 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - INVENTORIES

        Inventories consisted of the following at (in thousands of dollars):

                               October 1,       October 2,        December 31,
                                  1994             1993               1993
                               ----------       ----------        ------------
                               (unaudited)      (unaudited)
Raw material                   $ 10,864          $ 11,812           $ 13,855
Work-in-process                   5,335             7,271              6,043
Finished goods                   41,873            47,419             42,817
                               --------          --------           --------
                               $ 58,072          $ 66,502           $ 62,715
                               ========          ========           ========


        Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 3 - PROVISION FOR RESTRUCTURING

        The Company's second quarter results included an $11.3 million restructuring charge to cover the cost of closing the Springfield, Oregon plant, the Weed, California Veneer operation and provide for other cost reductions and consolidation within Morgan Products. This charge incorporates the costs of certain personnel actions including severance, outplacement, and relocation; costs of moving and revaluing inventory; holding costs for idle facilities until they can be sold; and the revaluation of idle assets to estimated net realizable value based on independent appraisal information. During the third quarter, the Company has reviewed the charges with respect to matters reserved for in the restructuring and determined that certain estimated costs for closing the Weed veneer operation may not be as high as originally anticipated. However, certain other cost reduction and restructuring actions were approved and provided for during the third quarter which offset the lower expenses anticipated to close the Weed operation. Accordingly, $400,000 of the restructuring reserve was reclassified from Manufacturing to Distribution operations, and $500,000 was reclassified from Manufacturing to the Corporate Headquarters to cover restructuring and relocation of the operation.

NOTE 4 - NEW CREDIT AGREEMENT

        On July 14, 1994, the Company signed a new $65 million revolving credit agreement with Barclays Business Credit Inc. which provides for a revolving credit facility of up to $65 million through July 13, 1997 and includes a letter of credit facility of up to $9 million through July 13, 1997. This credit facility is secured by certain accounts receivable, inventories, equipment, real estate and general intangibles of the Company. Available borrowings are based upon the level of security provided. Borrowings under the revolving credit facility bear interest at the option of the Company at the prime rate plus an incremental percentage of 1.25 percent or at the LIBOR rate plus an incremental percentage of 2.75 percent. The Company also pays an annual commitment fee of 0.5 percent on the average unused portion of the revolving credit line and certain additional fees.

        The credit facility contains certain covenants including limitations on the acquisition and disposition of assets, on the pledging of assets other than those pledged under industrial revenue bonds, and the requirement that the Company maintain a minimum tangible net worth, leverage, and interest coverage ratio.

NOTE 5 - EMPLOYEE STOCK GRANT

        On August 19, 1994, the Company established a restricted stock plan under which the Chief Executive Officer was granted 140,000 restricted shares of the Company's common stock. These shares were awarded to a "Rabbi Trust" of which the Chief Executive Officer is the beneficiary, subject to certain restrictions and forfeiture provisions. The shares vest ratably over a three year period ending August 19, 1997. The restrictions limit the sale or transfer of shares during the restricted period. The trust will immediately vest in the shares of common stock upon the death, disability or termination of the Chief Executive Officer as described in the plan. The unamortized value of the common stock totaling $700,000 was recorded at the date of award based upon the market value of shares as a separate component of stockholders' equity and is being amortized to expense over the three year vesting period.

        On August 19, 1994, the Company also granted the Chief Executive Officer options to purchase 250,000 shares of common stock at an exercise price of $5 per share under the Company's stock option plan. This was the fair market value at the date of grant. Vesting in these option will be over a three year period.

               Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 1994 VS
THREE MONTHS ENDED OCTOBER 2, 1993

        The Company's net sales for the third quarter of 1994 were $95.1 million, representing a decline of 10.7% from the same period in 1993, when net sales were $106.5 million. The reduction in net sales was primarily the result of a 12.3% decrease in sales of distributed products and a 6.3% decrease in sales of manufactured products. Management believes that the decline in sales of products distributed by the Company is due primarily to a major supplier's (Anderson) reallocation of sales regions among its distributors, and by an aggressive program to improve margins by raising prices. Management believes that the decline in sales of products manufactured by the Company is due to the ongoing weakness in demand for high quality wood doors as consumers continue to buy low cost substitutes.

        For the third quarter of 1994, the Company reported net income of $1.4 million or $0.17 per share, compared to net income of $1.0 million, or $0.12 per share, for the third quarter of 1993, on average shares outstanding of 8,562,012 and 8,495,590, respectively. The increase in net income was primarily caused by an increase in gross profit, a decrease in operating expenses, a decrease in interest expense, and a decrease in the provision for income taxes, partially offset by a decrease in other income.

        The gross profit increase of $0.6 million from the third quarter of 1993 to the corresponding period of 1994 was primarily the result of increased gross profit percentages in both manufactured and distributed products partially offset by the aforementioned sales volume decrease of manufactured and distributed products. The increase in gross profit margin of manufactured products is due mainly to more stable pine and fir lumber costs in 1994 versus 1993. The increase in gross profit margin of distributed products is due to the Company's effort to obtain better pricing for its products. The Company's gross profit as a percentge of net sales increased from 12.6% in the third quarter of 1993 to 14.7% in 1994.

        Operating expenses for the third quarter of 1994 were $11.7 million, or 12.3% of net sales, compared to 1993 third quarter operating expenses of $11.9 million, or 11.1% of net sales. The decrease in operating expenses was primarily the result of decreases in employment related costs and advertising and promotional expenses.

        Other non-interest income for the third quarter of 1994 was lower than the third quarter of 1993 by $0.5 million primarily because 1993 included gains from the disposition of the idle Shawano manufacturing facility in excess of its carrying value.

        Interest expense for the third quarter of 1994 was lower than the third quarter of 1993 by $0.1 million primarily due to lower interest rates and debt levels.

        The provision for income taxes in both the third quarter of 1994 and 1993 relate to the recording of state income taxes not based entirely on income. There is no provision for federal taxes in either period given the Company's net operating loss position.

NINE MONTHS ENDED OCTOBER 1, 1994 VS
NINE MONTHS ENDED OCTOBER 2, 1993

        The Company's net sales for the 1994 nine month period were $273.2 million, representing a decrease of 8.2% from the 1993 nine month period net sales of $297.7 million. The reduction in net sales was primarily the result of a 11.8% decrease in sales of manufactured products and a 5.9% decrease in sales of distributed products. As previously mentioned, management believes that the decline in the second and third quarter sales of products distributed by the Company is due to a major supplier's reallocation of sales regions among its distributors and an aggressive program to improve margins by raising prices.
In addition, much of the decline which occurred in the first quarter of 1994 was due to severe weather, especially in the Midwest, New England and the Mid-Atlantic States. Management also believes that the decline in sales of products manufactured by the Company is due to the ongoing weakness in demand for high quality wood doors in a very cost conscious market.

        The Company reported a net loss of $9.6 million or $1.13 per share, for nine months of 1994 compared to net income of $1.2 million or $0.14 per share, for 1993, on average shares outstanding of 8,518,982 and 8,494,214, respectively. Excluding the $11.3 million restructuring charge for 1994, the Company reported net income of $1.7 million or $0.20 per share. The increase in net income was primarily caused by a decrease in operating expenses and a decrease in the provision for income taxes, partially offset by a decrease in gross profit, and an increase in other expense.

        The gross profit decrease of $0.8 million from the nine months of 1993 to the corresponding period of 1994 was primarily the result of the runoff in 1993 of lower cost inventory at higher sales prices due to inflationary pressures on materials and the aforementioned decrease in sales at both the manufacturing and distribution divisions. Partially offsetting these was an improvement in gross margins for products distributed and manufactured and product mix for products distributed. The Company's gross profit as a percentage of net sales improved from 13.9% in the nine months of 1993 to 14.8% in 1994.

        Excluding the restructuring charge, operating expenses for the nine month period decreased $1.9 million from 1993 to 1994. Operating expenses exclusive of the restructuring charges for the nine months of 1994 were $36.0 million, or 13.2% of net sales, compared to 1993 expenses of $37.9 million, or 12.7% of net sales. Contributing to the year to year decline in operating expenses were decreases in employment related costs, travel and entertainment expenses and advertising and promotional expenses.

        The provision for income taxes in both the 1994 and 1993 nine month period relate to the recording of state income taxes not based entirely on income. There is no provision for federal taxes in either period given the Company's net operating loss position.

        Other expense increased $0.7 million in 1994 from 1993 due to the previously mentioned gains in 1993 from the disposition of idle assets in excess of their carrying values.

SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

        Management believes that housing starts have a significant influence on the Company's level of business activity. According to an industry source (F.W. Dodge), actual national housing starts were up 6.7% to 968,000 in the first nine months of 1994 compared to 907,000 in the corresponding period in 1993. Starts in all regions were up except for the New England and Mid-Atlantic states which remained at 1993 levels. Management believes that as the market continues to move upscale, increased sales will follow. However, higher mortgage rates may reduce sales in the housing market in the near future.

        Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant influence on the Company's level of business activity. Sales to these customers as a percentage of total sales increased from 29.4% in the nine months of 1993 to 29.7% in the corresponding 1994 period. However, sales to these customers declined 7.3% to $81.0 million in the nine months of 1994 compared to $87.4 million in 1993. Management believes this market will continue to grow in importance to the Company.

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

        In the first quarter of 1994, Anderson Corporation announced its intent to realign its distribution territories. This has now been substantially completed. Management believes that this revision will not materially affect the financial performance of the Company in the long term. However, as noted there has been some reduction in sales due to this realignment. Gross margin on Anderson sales has been improving, however, partially offsetting the impact of lost sales.

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

        Working capital at October 1, 1994, was $67.2 million, with a ratio of current assets to current liabilities of 3.4 to 1.0, while at October 2, 1993, working capital was $86.5 million with a ratio of 4.3 to 1.0. The decrease in working capital was primarily the result of the provision for restructuring which increased current liabilities by $4.2 million and decreased inventory by $2.6 million. In addition, there was a decrease in accounts receivable of $8.0 million and inventory of $5.8 million net of the restructuring reserve related to the lower sales levels in the third quarter of 1994 versus the third quarter of 1993.

        Long-term debt, net of cash, decreased to $38.0 million at October 1, 1994, from $53.6 million at October 2, 1993. The Company's ratio of long term debt, net of cash, to total capitalization decreased from 45.3% at October 2, 1993 to 40.9% at October 1, 1994. This decrease is primarily due to the lower debt levels resulting from the lower working capital requirements mentioned above and the sale of the Springfield, Oregon facility.

        Cash generated by operating activities amounted to $3.7 million in the nine months of 1994. By comparison, the period ended October 1, 1993 reflected cash used by operating activities of $13.6 million mainly to support receivables and inventory. Investing activities in the 1994 nine months used $2.4 million before the sale of the idle Springfield facility for $3.5 million, compared to the corresponding period in 1993 when investing activities used $1.3 million before the sale of the Shawano facility for $2.3 million. The increase in 1994 is due primarily to the costs and fees related to the new bank agreement described in note 4. Financing activities used $6.9 million in the nine months of 1994 to repay debt versus $10.5 million generated during the same period in 1993 to finance the higher working capital requirements.

                                   Part II
                              Other Information


ITEM 5 - NEW CEO AND MEMBERS OF THE BOARD OF DIRECTORS

        The Company named Larry R. Robinette President, Chief Executive Officer, and Board Member on September 6, 1994, replacing Arthur L. Knight Jr., who had been CEO since December, 1988. Mr. Knight will remain on the Board of Directors. Mr. Robinette's employment agreement ends on December 31, 1997 and can be renewed for successive one year terms after 1997.

See also Note 5 of the financial statements.

        The Company also named four new Directors, which bring the Board to its authorized level of ten members. The Company also announced that Alex Dunbar, a Board member since 1983, has resigned. The new Board members are:

        - Alton F. Doody, Jr., Ph.d., consultant and author, and Founder and Chairman of the Doody Group, Inc., a Louisiana consulting firm.

        - Patrick J. McDonough, Jr., Chairman and CEO of Olympic Manufacturing Group, Inc., a private company located in Massachusetts.

        - Byron H. Tony Stebbins, Senior Vice President, Market Development, at The Newell Companies.

        - Edward T. Tokar, Vice President - Investments, Allied Signal, Inc.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  none

        (b)  none

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MORGAN PRODUCTS LTD.




Date:  November 9, 1994                 By /s/ Douglas H. MacMillan
                                           -------------------------------
                                           Douglas H. MacMillan
                                           Vice President, Secretary and
                                           Chief Financial Officer
                                           (For the Registrant and as
                                           Principal Financial Officer)