Form 10-K
MORGAN PRODUCTS LTD
filed 1995-03-29
CIK 739790

  -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

            (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1994

                                        OR

              (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD  ___ TO ___.

                           COMMISSION FILE NUMBER 1-9843

                               MORGAN PRODUCTS LTD.
              (Exact name of registrant as specified in its charter)

               DELAWARE                       06-1095650
  (State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)


       75 Tri-State International, Suite 222, Lincolnshire, Illinois  60069
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

                                       None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 1, 1995: $40,810,300.

    Number of shares of Common Stock outstanding as of February 1, 1995:
  8,640,713 shares; 2,386 shares are held in treasury.

                     Documents incorporated by reference                Part
                     -----------------------------------              ---------

  Annual Report to Stockholders for the Year ended December 31, 1994 I, II, IV Proxy Statement for the Annual Meeting of Stockholders to be held
    on May 17, 1995                                                      III

                                      PART I

  ITEM 1.  BUSINESS

  THE COMPANY

     Morgan Products Ltd. ("Morgan" or the "Company") is a leading marketer manufacturer and distributor of premium wood door systems and other specialty building products under the brand names "Morgan" and "Nicolai." The Company also distributes premium window systems manufactured by Andersen Corporation ("Andersen"). The Company's manufactured products, Andersen window systems and products manufactured by others are sold through 11 Company-operated distribution centers. The Company's manufactured products also are sold throughout most of the United States through independent distributors, home improvement center chains and other retail stores. The Company believes that approximately half of its sales are to the residential and light commercial improvement, maintenance and repair markets, and the balance are to the residential and light commercial new construction markets.

     The Company is organized into three primary operating business units:
  Morgan Manufacturing, which is headquartered in Oshkosh, Wisconsin and directs the Company's manufacturing facilities; Morgan Distribution, which is headquartered in Mechanicsburg, Pennsylvania and directs the Company-operated distribution centers; the Company has recently added Morgan National Accounts which serves large home center chains, marketing and merchandising millwork and specialty building products for Morgan Manufacturing and Morgan Distribution. The Company's manufactured and purchased products are virtually all considered to be "millwork." In view of the nature of its products and the method of distribution, management believes that the Company's business constitutes a single industry segment.

  PRODUCTS

     Products manufactured by the Company and sold under the "Morgan" and "Nicolai" trade names constituted approximately 32% of 1994 sales. The Company is a leader in the design and manufacture of high-quality, wood interior and exterior doors and entry systems. The Company offers a broad product line, and many doors are available with special features such as energy-efficient glass, carved panels, leaded glass and other options. Various woods, including pine, fir and oak, are used to meet consumer preferences.

     Substantially all of the Company's manufactured products are produced at the Company's facilities in Oshkosh, Wisconsin, Lexington, North Carolina and Weed, California.

     The Company distributes products it manufactures and specialty building products of other manufacturers through its 11 Company-operated distribution centers. The major products distributed by the Company are Morgan doors, Andersen premium vinyl-clad wood windows, Morgan mantels, Morgan stairway systems, Therma-Tru steel and composite doors, flush doors, molded-skin doors, wood bi-fold and louvered doors and moldings.

     Andersen products, which are sold under the "Andersen" trademark, accounted for approximately 39% of the Company's sales in 1994 as compared to 42% in 1993. Andersen produces high-quality, premium-priced windows, and has been a technological leader in developing energy-efficient window systems. Andersen has informed the Company that it sells exclusively through distributors such as the Company. The Company's agreement with Andersen provides that Andersen can terminate any of the Company's distributorships at any time upon 60 days notice. The Company believes that such a termination provision is Andersen's standard arrangement with its distributors. In the first quarter of 1994, Andersen Corporation announced its intent to realign its distribution territories. This has now been substantially completed. There has been a reduction in sales due to this realignment.

     An important part of the Company's distribution process is the assembly and alteration work that is done at the distribution centers to prepare distributed products for delivery to the customer and for efficient installation at the building site. At these centers, window and door systems are assembled and modified according to customer specifications.

  MARKETS

     Virtually all of the products manufactured and distributed by the Company are part of the millwork (fabricated wood products) industry, which includes wood (including vinyl-clad wood) windows, wood doors, moldings, stairways and mantels. In 1994, based on United States Department of Commerce and other data, the estimated manufacturers' sales volume of wood windows totalled $2.7 billion. In 1993, estimated sales volume of wood doors totalled $3.1 billion and other millwork (including moldings, stairways and mantels) totalled $4.4 billion (to date, no 1994 data was available on these). These products are sold into the improvement, maintenance and repair markets and the new construction markets.

     According to Department of Commerce data, overall sales in the residential improvement, maintenance and repair markets grew from $46 billion in 1980 to $108.2 billion in 1993, representing an increase of 135%. Comparable 1994 data has not yet been made available by the U.S. Department of Commerce. New construction housing starts were cyclical over the same period, with a high of approximately 1.8 million units in 1986 and a low of slightly over 1.0 million units in 1991. The 1991 level is the lowest level of starts since 1945. The following table, using an index with 1984 as the base year (equal to 100%), compares the level of housing starts and the Company's unit sales of Morgan doors (including the Nicolai brand in all years and the Shasta brand from the date of purchase of Shasta in March 1986) and Andersen windows during the period 1984 through 1994:

                                                Housing    Morgan   Andersen
                                                Starts      Doors    Windows
                                                _______    ______    _______

    1984  . . . . . . . . . . . . . . . .       100.0%     100.0%    100.0%
    1985  . . . . . . . . . . . . . . . .        99.5      104.4     118.0
    1986  . . . . . . . . . . . . . . .         103.1      124.1     149.9
    1987  . . . . . . . . . . . . . . .          92.6      130.9     156.8
    1988  . . . . . . . . . . . . . . .          85.0      114.4(1)  175.1
    1989  . . . . . . . . . . . . . . .          78.6      115.4     158.4
    1990  . . . . . . . . . . . . . . .          68.2      124.4     120.1
    1991  . . . . . . . . . . . . . . .          58.0       95.7     118.4
    1992  . . . . . . . . . . . . . . .          68.7       99.0     125.4
    1993  . . . . . . . . . . . . . . .          73.4       91.5     122.1
    1994  . . . . . . . . . . . . . . .          81.4       75.1(2)   96.8(3)

  ___________________

  (1) Employees at the Company's Springfield, Oregon facility engaged in a work stoppage beginning in July 1988. Production at this facility was resumed near the end of 1988 at reduced levels.
  (2) Reflects closing of the Company's Springfield, Oregon facility in May 1994. Production of some of this volume was transferred to the Company's Lexington, North Carolina facility.
  (3) Reflects Andersen realignment of sales territories that occurred in 1994.

     The Company believes that its principal opportunities for growth are in the further penetration of its existing markets, the internal development of new products, the establishment of new Company-operated distributorships, the addition of new product lines for distribution through the Company-operated distribution centers and the addition of independent distributor outlets.

  DISTRIBUTION

     The Company's manufactured products, Andersen window systems and products manufactured by others are sold through 11 Company-operated distribution centers. The Company's manufactured products also are sold in most of the United States through independent distributors, home improvement center chains and other retail stores. Approximately 76% of the Company's total sales are generated by its Company-operated distribution centers, which includes certain sales of products produced by the Company's manufacturing business unit.

     The following is a list of Company-operated distribution centers as of February 1, 1995:

                  Birch Run, Michigan
                  Chesapeake, Virginia
                  Columbia (Cayce), South Carolina
                  Decatur, Illinois
                  Denver, Colorado
                  Gainesville, Virginia
                  Harrisburg (Mechanicsburg), Pennsylvania
                  Kansas City (Shawnee), Kansas
                  Scranton (Dunmore), Pennsylvania
                  West Chicago, Illinois
                  Wilmington (Newark), Delaware.

     The Company's distribution centers warehouse, assemble, and ship products to customers, provide sales, service and marketing functions and maintain vehicles to deliver products to customers generally within a 150-mile radius of each center. The distribution centers are operated as stand-alone profit centers. Major supplier purchasing negotiations are controlled centrally in order to obtain the best prices for total volume purchased and to minimize inventory levels.

     Additionally, the Company has relationships with approximately 200 independent distributors and home improvement center chains which, in 1994, purchased approximately 74% of the products manufactured by the Company's manufacturing unit. The Company does not have formal distribution agreements with any of its independent distributors or home improvement center chains. Such distribution arrangements may generally be terminated by either party at any time. The Company's largest independent distributor purchased approximately 8% of the products manufactured by the Company, accounting for approximately 3% of total Company sales. The Company's largest home improvement center chain customer purchased approximately 23% of the products manufactured by the Company, accounting for approximately 7% of total Company sales. The Company is unable to predict whether the loss of one or more independent distributors or home improvement center chains would have a material adverse effect on the Company.

     Many of the products distributed by the Company, including Andersen products, are modified and assembled at the Company's distribution centers before shipping. Such products include doors purchased from the Company and other suppliers which are pre-hung, bay and bow window systems, half round, octagon, and specialty shaped windows. The Company's assembly operations allow the builder, contractor or consumer to install pre-assembled units at a lower cost than modifying and assembling component parts at the job site.
  The Company has also developed the capability to provide complete job site installation for repair and remodeling projects.

  SALES AND MARKETING

     Most of the Company's advertising and promotion for its manufactured products is directed to the wholesale and retail trade through catalogs, brochures, retail product displays, newspapers, trade magazines and trade shows. In addition, the Company engages in a cooperative advertising program with its distributors and dealers through brochures, product displays, radio and television. Through its advertising program, the Company emphasizes the residential improvement, maintenance and repair markets and promotes the Morgan Doorman, the Morgan name and logo, and the Nicolai name and logo. Certain of the Company's suppliers, especially Andersen, advertise both to the trade and directly to the consumer through nationwide print and television advertising.

     In 1995, the Company has added Morgan National Accounts which will serve large home center chains, marketing and merchandising millwork and specialty building products for Morgan Manufacturing and Morgan Distribution.

     As of December 31, 1994, the Company employed approximately 110 salespersons who sell directly to independent distributors, building supply dealers, builders and remodelers, home improvement centers and factory home manufacturers. The Company trains independent distributors and building supply dealers through seminars held at its Oshkosh, Wisconsin marketing and training facility.

  RAW MATERIALS

     The Company's primary raw material is wood. The Company purchases softwoods from a variety of suppliers located in Idaho, Washington, Oregon and California and hardwoods from various suppliers in Tennessee and in the Great Lakes region. During 1992 and 1993 the cost of solid, long clear lengths of the Company's traditional softwoods and hardwoods increased dramatically. This increase in cost has generally been the result of the cessation of logging on almost all government owned land. As a result the Company continues to expand the utilization, where appropriate, of veneered and laminated solid wood components in the manufacture of its products. In addition, the Company has developed foreign sources for some of its raw material requirements. Glass, hardware and miscellaneous components are purchased from suppliers located in proximity to the Company's manufacturing facilities. The Company believes that it is not dependent upon any single supplier for any of its raw material.

  BACKLOG

     The Company's backlogs of orders for manufactured products at December 31, 1994 and 1993 were approximately $7 million for both years. The Company anticipates that substantially all of the backlog orders in existence on December 31, 1994 will be delivered by the end of the current fiscal year. All of such current backlog orders are cancelable prior to shipment from the factory. Backlog levels vary during the course of the year because of the seasonality of the Company's business. Customer orders at the Company-operated distribution centers are generally filled within one to five days and, accordingly, there is no appreciable backlog level.

  SEASONAL NATURE OF BUSINESS

     The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building activity in the improvement, maintenance and repair markets and in the new construction markets. The Company's lowest sales traditionally occur during the first and fourth quarters.

  COMPETITION

     Manufacturers of residential specialty millwork products in the United States are a highly fragmented group and include approximately 2,000 companies with annual revenues ranging from less than $1 million to several hundred million dollars. Competition in the residential specialty building products market is substantial. The Company's distribution centers compete principally with other distributors of window systems, distributors of specialty building products manufactured by companies other than the Company and manufacturers of specialty building products which sell directly to the Company's target customers. The Company believes that it competes primarily on the basis of the breadth of its product lines, the quality and design of its products and the quality and speed of its service. The Company's manufactured product lines are positioned primarily at the premium end of their respective markets. The Company believes that producers and distributors of lower priced or lower cost products may enjoy a competitive advantage where price is the consumer's primary concern.

     The Company has approximately 18 major competitors at the manufacturers' level in the interior and exterior premium wood door market and believes that it has the largest market share among such manufacturers of interior and exterior premium wood panel doors. The Company further believes that Andersen has 5 principal competitors in the premium wood window markets in which it competes. The Company also believes that it has a leading position in premium interior and exterior doors and wood windows in the market areas surrounding most of its distribution centers.

  TRADEMARKS AND NAME

     The Company's name, the Morgan Doorman and the Nicolai name and logo are registered trademarks. The Company also uses its trademarks, "Centry," "SwingSet," "Energy Guard," "Fire-Guard" and "Sureguard" in connection with the sale of Company manufactured products. The Company considers its trademarks and logos to be valuable to the conduct of its business. The Company also owns certain patents which it does not consider material to the operation of its business.

  EMPLOYEES

     As of December 31, 1994, the Company employed 1,341 persons, of whom 580 were employed at the Company's manufacturing facilities, 750 were employed at the Company's distribution centers, and 11 were employed at the corporate headquarters. Approximately 496 employees are represented by labor unions. During 1994, the Company did not negotiate any labor agreements with employees.

  ITEM 2.  PROPERTIES

     The Company owned the following manufacturing facilities as of February 1, 1995:

                                                         Approximate
                                                         Square Feet
                   Location                                Occupied
                   --------                              -----------

  Oshkosh, Wisconsin (28 buildings; 27.6 acres) . . .      512,000
  Lexington, North Carolina (1 building; 20 acres)  .      216,000

    The Oshkosh, Wisconsin facility is subject to a mortgage in connection with certain industrial revenue bonds. See Note 5 of Notes to Consolidated Financial Statements which appears on page 19 of the Company's 1994 Annual Report to Stockholders and is incorporated by reference in this Form 10-K Annual Report.

    The Company leased the following facilities as of February 1, 1995:

                                                       Approximate
                                                       Square Foot     Lease
    Location                                            Occupied     Expiring
    --------                                           -----------   --------

  Birch Run, Michigan . . . . . . . . . . . . . . . .    113,000     2005
  Chesapeake, Virginia  . . . . . . . . . . . . . . .     30,000     1999(1)(5)
  Columbia, (Cayce), South Carolina . . . . . . . . .     89,480     1996
  Denver, Colorado  . . . . . . . . . . . . . . . . .     39,970     1997
  Decatur, Illinois . . . . . . . . . . . . . . . . .     93,000     2007(1)
  Gainesville, Virginia   . . . . . . . . . . . . . .     79,500     2006(1)
  Harrisburg (Mechanicsburg), Pennsylvania (2 facilities):
    Office  . . . . . . . . . . . . . . . . . . . . .     15,570     1998(1)
    Warehouse . . . . . . . . . . . . . . . . . . . .    134,910     2002(1)
  Kansas City (Shawnee), Kansas . . . . . . . . . . .     79,500     2000(1)
  Lincolnshire, Illinois Corporate Office . . . . . .      6,200     1999
  Oshkosh, Wisconsin:
    Manufacturing Division Office . . . . . . . . . .     19,760     1995(2)
  Scranton (Dunmore), Pennsylvania  . . . . . . . . .     50,917     1998(4)
  Weed, California  . . . . . . . . . . . . . . . . .     460,000(3) 1996(1)
  West Chicago, Illinois  . . . . . . . . . . . . . .     86,170     1996(2)
  Wilmington (Newark), Delaware . . . . . . . . . . .     97,421     2000(2)

  ____________________

     (1)  Optional renewal term in excess of five years.
     (2)  Optional renewal term of five years or less.
     (3) In 1990, the Company ceased production of fir doors at this facility. In May 1994, the Company ceased production of veneer at this location. The

  Company continues to use approximately 50,000 square feet for the patio door assembly, and warehousing.
     (4) In October, 1994, the Company sublet 30,000 square feet to Hadden Craftsman.
     (5) The Company recently renewed the lease reducing the square footage from 94,500.

     Distribution center leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In a few locations, the leases provide escalation clauses requiring the payment of additional rent according to certain indices or in specified amounts. The termination dates of these leases vary widely. See Note 6 of Notes to Consolidated Financial Statements which appears on page 19 of the Company's 1994 Annual Report to Stockholders and is incorporated by reference in this Form 10-K Annual Report.

     The Company believes that its distribution facilities and manufacturing capacity are sufficient to serve its existing markets.

  ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders since the last annual meeting held May 18, 1994.

  ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     In respect of information as to the Company's executive officers, see caption "Executive Officers of the Company" in Item 10, Part III of this Form 10-K Annual Report.

                                      PART II

  ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

     (a) The information set forth under "Common Stock Market Price Range and Dividend Policy" which appears on page 22 of the Company's 1994 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report.

     (b) Note: The number of shares of the Company's Common Stock held by non-affiliates shown on the cover of this Form 10-K was calculated on the assumption that there were no affiliates other than officers and directors of the Company and Saugatuck (as defined below).

  ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1994 which appears on page 1 of the Company's 1994 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 10 through 13 of the Company's 1994 Annual Report to Stockholders, is incorporated by reference in this Form 10-K Annual Report.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 25, 1995, appearing on pages 14 through 23 of the Company's 1994 Annual Report to Stockholders including Note 13 (page 22) which includes unaudited quarterly financial data, are incorporated by reference in this Form 10-K Annual Report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1995 under "Election of Directors" is incorporated by reference in this Form 10-K Annual Report.

                         EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of the executive officers of the Company as of December 31, 1994. Company officers are appointed by the Board of Directors and such appointments are effective until resignation or earlier removal by the Board of Directors.

       NAME                             AGE       POSITION
       ----                             ---       --------

  Frank J. Hawley, Jr . . . . . . .     67        Chairman of the Board

  Larry R. Robinette  . . . . . . .     51        President and Chief Executive
                                                  Officer

  Douglas H. MacMillan  . . . . . .     48        Vice President, Chief
                                                  Financial Officer and
                                                  Secretary

  Joseph G. LaCroix . . . . . . . .     58        Executive Vice President;
                                                  President - Morgan
                                                  Distribution

  Donald E. Schlegel  . . . . . . .     53        Vice President; President -
                                                  Morgan Manufacturing

  Dennis C. Hood  . . . . . . . . .     57        Senior Vice President - Human
                                                  Resources and Administration

     Mr. Hawley has been Chairman of the Board of the Company since December 1983. Since 1982 he has been a Managing Partner of Laurel Partners, the general partner of Saugatuck Capital Company Limited Partnership ("Saugatuck"), a venture capital partnership and an affiliate of the Company. Since September 1986, he has been a Managing Partner of Bedford Partners, the general partner of Saugatuck Capital Company Limited Partnership II ("Saugatuck II"), a venture capital partnership. Since October , 1992, he has been a Managing Partner of Greyrock Partners Limited Partnership, the general partner of Saugatuck Capital Company Limited Partnership III ("Saugatuck III"), a venture capital partnership. Since September 1986, he has been president and principal stockholder of Saugatuck Associates, Inc., a risk capital management firm which provides investment advice and assistance to Saugatuck, Saugatuck II and Saugatuck III.

     Mr. Robinette was appointed President and Chief Executive Officer of Morgan Products Ltd. on September 6, 1994. He is the former President and CEO of Anchor Hocking Packaging of Cincinnati, Ohio, a subsidiary of CarnaudMetalbox. Previous positions includes a series of executive assignments at Newell Company and prior to that, he was employed at General Motors.

     Mr. MacMillan joined the Company in August 1991 as Vice President, Chief Financial Officer and Secretary of the Company. From 1987 to July 1991, he was the Chief Financial Officer of Varlen Corporation, a diversified manufacturer serving the scientific instrument, automotive, heavy truck and railroad markets. From 1981 to 1987 he held various executive financial positions with Sealy Incorporated.

     Mr. LaCroix was appointed President of the Company's Morgan Distribution Unit in August 1989 and has been an Executive Vice President of the Company since December 1987. He joined the Company in October 1986 as the Company's Vice President and General Manager -- Distribution Group. From 1982 until September 1986, he was Corporate Vice President of Bird, Inc., a building materials company, and president of its vinyl products group. From 1978 to 1982, he was a corporate officer of Certainteed Corporation, a building materials company, and president of its shelter materials group.

     Mr. Schlegel joined the Company in August 1989 as Vice President of the Company and President of the Company's Morgan Manufacturing Unit. From 1987 to July 1989, he was President and Chief Executive Officer of Broan Manufacturing, a major supplier of products to the residential and commercial building markets. From 1983 to his appointment as president of Broan Manufacturing Co., Inc., Mr. Schlegel served as its executive vice president and chief operating officer. Earlier in his career, he held a variety of marketing positions with Broan, McGraw Edison and Cummins Engine.


     Mr. Hood was appointed Senior Vice President, Human Resources and Administration in December 1994. Mr. Hood joined the Company as Vice President -- Human Resources in June 1986. From January 1985 until he joined the Company, Mr. Hood was Vice President, Human Resources of the Air Systems Division of the Trane Company, a subsidiary of American Standard, Inc. engaged in the manufacture of commercial and residential heating and air
  conditioning equipment.   From March 1978 until January 1985, Mr. Hood was
  manager of industrial relations, branch operations of the Trane Company.

     Family Relationships

     To the best of the Company's knowledge and belief, there is no family relationship between any of the Company's directors, executive officers or persons nominated or chosen by the Company to become a director or an executive officer.

  ITEM 11.  EXECUTIVE COMPENSATION

     The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1995 under "Compensation of Executive Officers" is incorporated by reference in this Form 10-K Annual Report.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1995 under "Security Ownership of Certain Beneficial Owners" is incorporated by reference in this Form 10-K Annual Report.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1995 under "Certain Transactions" is incorporated by reference in this Form 10-K Annual Report.

                                      PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

         1.   Financial Statements:

                                                                    Page In
                                                                Annual Report*
                                                                ______________

            Consolidated Income Statements for the three years
              ended December 31, 1994 . . . . . . . . . . . .         14

            Consolidated Balance Sheets at December 31, 1994
              and 1993  . . . . . . . . . . . . . . . . . . .         15

            Consolidated Statements of Cash Flow for the three
              years ended December 31, 1994 . . . . . . . . .         16

            Consolidated Statements of Stockholders' Equity for
              the three years ended December 31, 1994 . . . .         17

            Notes to Consolidated Financial Statements  . . .        18-22

            Report of Independent Accountants . . . . . . . .         23

  * Incorporated by reference from the indicated pages of the 1994 Annual Report to Stockholders.

         2.   Financial Statement Schedule:                          Page
                                                                     ____

            Schedule VIII - Valuation and Qualifying Accounts         21

            Report of Independent Accountants on Financial
            Statement Schedule  . . . . . . . . . . . . . . .         23

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3 Exhibits (Filed herewith or incorporated by reference; see index to exhibits). An "*" indicates a compensatory plan or arrangement in accordance with Instruction (3) to Item 14.

           3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the Fiscal Year ended December 31, 1987 (Commission File No. 0-13911)).

           3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the Fiscal Year ended December 31, 1987 (Commission File No. 0-13911)).

           4.1 Stockholders Agreements (Restated) among the Company, Saugatuck Capital Company Limited Partnership, George T. Brophy and certain other stockholders of the Company, dated as of January 13, 1984, as amended (incorporated by reference to

                 Exhibits 4.12 and 4.13 to the Company's Registration Statement (Registration No. 33-00344), Exhibit 4.16 to the Company's Quarterly Report for the Quarter ended March 29, 1986 (Commission File No. 0-13911) and Exhibit 4.9 of the
                 Company's Form 10-K for the Fiscal Year ended December 31, 1986 (Commission File No 0-13911)).

           4.2 Rights Agreement, dated as of March 15, 1989, between the Company and Manufacturers Hanover Trust Company, as Rights Agent (incorporated by reference to Exhibit I-2 to the Company's Form 8-A Registration Statement on Form S-1 (Commission File No. 1-9843)).

           10.1 Loan and Security Agreement among the Company, certain banks, and Barclays Business Credit, Inc. as agent dated as of July 14, 1994.

           10.2 Trust Indenture, dated as of December 1, 1991, by and between the City of Oshkosh, Wisconsin and Marine Bank of Springfield, as Trustee (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the Fiscal Year ended December 31, 1991 (Commission File No. 1-9843)).

           10.3 Loan Agreement, dated as of December 1, 1991, by and between the City of Oshkosh, Wisconsin and the Company (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the Fiscal Year ended December 31, 1991 (Commission File No. 1-9843)).

           10.4 Mortgage and Security Agreement with Assignment of Rents, dated as of December 1, 1991, from the Company to Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the Fiscal Year ended December 31, 1991 (Commission File No. 1-9843)).

           10.5 Letter Agreement, dated January 11, 1984, between the Company and Andersen Corporation (incorporated by reference to Exhibit
                 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-00344)).

           10.6 Letter Agreement, dated March 3, 1986, between the Company and Andersen Corporation (incorporated by reference to Exhibit
                 19.7 to the Company's Quarterly Report for the Quarter ended September 27, 1986 (Commission File No. 0-13911)).

           10.7 Distributor Bulletin, dated March 31, 1986, issued by the Andersen Corporation (incorporated by reference to Exhibit
                 10.64 to the Company's Form 10-K for the Fiscal Year ended December 31, 1986 (Commission File No. 0-13911)).

          *10.8 Letter Agreement regarding termination of employment between the Company and Arthur L. Knight, Jr. dated May 31, 1994.

          *10.9 Employment Agreement and Trust Under Employment Agreement between the Company and Larry R. Robinette dated August 19, 1994.

          *10.10 Form of Severance Agreement for Messrs. LaCroix, Schlegel,
                 MacMillan and Hood (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

          *10.11 Severance policy for certain Covered Executives (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

          *10.12 Special Severance/Retention Plan for Executive Officers dated
                 March 30, 1994. Letter agreement modifying the special Severance/Retention Plan for Executives.

          *10.13 Consulting and Management Assistance Agreement between the
                 Company and Hawley Management Company (now named Saugatuck Associates, Inc.) dated as of January 13, 1984 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-00344)).

          *10.14 Amended 1994 Executive Performance Incentive Pan.

          *10.15 Convertible Appreciation Rights Plan, dated June 1, 1992
                 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the Quarter ended July 4, 1992 (Commission File No. 1-9843)).

          *10.16 Morgan Products Ltd. 1992 Non-employee Director Stock Option
                 Plan (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

          *10.17 Form of Indemnification Agreement between the Company and each of Frank J. Hawley, Jr., John S. Crowley, Alexander H. Dunbar, Howard G. Haas, Donald N. Boyce, William R. Holland, Arthur
                 L. Knight, Jr., Douglas H. MacMillan, Joseph G. LaCroix, Donald E. Schlegel, Dennis C. Hood, and Dale H. Von Behren (incorporated by reference to Exhibit 10.20 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

          *10.18 The Company's Incentive Stock Option Plan (1985), as amended
                 (incorporated by reference to the Appendix to the Prospectus contained in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration No. 33-32264)).

          *10.19 The Company's 1995 Incentive Stock Option Plan.

          *10.20 The Company's 1988 Stock Purchase Plan (incorporated by reference to the Appendix to the Prospective contained in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration No. 33-23882)).

           10.21 Agreement between the Company and the Midwestern Industrial Council and affiliated Local No. 1363 of the United Brotherhood of Carpenters & Joiners of America, dated May 10, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the Quarter ended October 3, 1992 (Commission File No. 1-9843)).

           10.22 Agreement between Morgan Distribution, Mechanicsburg, Pennsylvania and the United Steelworkers of America, AFL-CIO-CIC, Local 12731, dated February 15, 1992 (incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

           10.23 Form of Agreement between Morgan Distribution and Teamsters Local Union No. 486 for Birch Run, Michigan, dated as of November 2, 1992 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

           13 Items incorporated by reference to the 1994 Annual Report to Stockholders.

           23    Consent of Price Waterhouse LLP.

           27    Financial Data Schedule

     (b) No reports on Form 8-K were filed with the Commision during the last quarter of the Company's 1994 fiscal year

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MORGAN PRODUCTS LTD.


                                     By /s/ Douglas H. MacMillan
                                            Douglas H. MacMillan
                                       Vice President, Chief Financial
                                            Officer and Secretary

  March 25, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                      DATE
          ----------                      -----                      ----

  /s/ Frank J. Hawley, Jr.        Chairman of the Board         March 25, 1995
      Frank J. Hawley, Jr.            and DirectoR


  /s/ Larry R. Robinette       President, Chief Executive       March 25, 1995
      Larry R. Robinette          Officer and Director
                              (Principal Executive Officer)


  /s/ Douglas H. MacMillan        Vice President, Chief         March 25, 1995
      Douglas H. MacMillan        Financial Officer and
                                  Secretary (Principal
                            Financial and Accounting Officer)


  /s/ John S. Crowley                   Director                March 25, 1995
      John S. Crowley


  /s/ Howard G. Haas                    Director                March 25, 1995
      Howard G. Haas


  /s/ William R. Holland                Director                March 25, 1995
      William R. Holland


  /s/ Patrick J. McDonough, Jr.         Director                March 25, 1995
      Patrick J. McDonough, Jr.


  /s/ Alton F. Doody, Jr.               Director                March 25, 1995
      Alton F. Doody, Jr.

  /s/ Byron H. Tony Stebbins            Director                March 25, 1995
      Byron H. Tony Stebbins


  /s/ Edward T. Tokar                   Director                March 25, 1995
      Edward T. Tokar


  /s/ Arthur L. Knight, Jr.             Director                March 25, 1995
      Arthur L. Knight, Jr.

                         REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULE


  To the Board of Directors
   of Morgan Products Ltd.

  Our audits of the consolidated financial statements referred to in our report dated January 25, 1995 appearing on page 23 of the 1994 Annual Report to Stockholders of Morgan Products Ltd., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PRICE WATERHOUSE LLP
  Milwaukee, Wisconsin
  January 25, 1995

                               MORGAN PRODUCTS LTD.
                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


  Accounts Receivable

  Allowance for doubtful accounts consisted of the following
  (in thousands of dollars):

                                       1994         1993        1992
                                       ----         ----        ----

  Balance at beginning of period      $1,448       $1,672      $1,321

  Provision charged to expense           (54)         697         971

  Write-offs                            (422)        (759)       (603)

  Recoveries/other                       (19)        (162)        (17)
                                      ------       ------      ------

  Balance at end of period            $  953       $1,448      $1,672
                                      ======       ======      ======

                                  EXHIBIT INDEX*


  EXHIBIT                                                        PAGE NO.
  _______                                                        ________

  10.1 Loan and Security Agreement among the Company, certain banks, and Barclays Business Credit, Inc.
        as agent, dated as of July 14, 1994.

  10.8 Letter Agreement regarding termination of employment between the Company and
        Arthur L. Knight, Jr. dated May 31, 1994.

  10.9  Employment Agreement and Trust Under Employment
        Agreement between the Company and
        Larry R. Robinette dated August 19, 1994.

  10.12 Special Severance/Retention Plan for Executive
        Officers dated March 30, 1994. Letter agreement modifying the Special Severance/Retention Plan for Executives.

  10.14 1994 Executive Performance Incentive Plan.

  10.19 The Company's 1995 Incentive Stock Option Plan.

  13    Items incorporated by reference to the 1994 Annual
        Report to Stockholders.

  23    Consent of Price Waterhouse LLP.

  27    Financial Data Schedule

  *  Excludes Exhibits incorporated by reference.
     See Item 14(a) 3.