Form 10-Q
period 1995-03-31
MORGAN PRODUCTS LTD
filed 1995-05-12
CIK 739790

==================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended April 1, 1995

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

             -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at April 25, 1995 was 8,641,828; 2,386 shares are held in treasury.
==================================================================

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000, except shares outstanding)

                                    April 1,       April 2,      December 31
                                      1995           1994           1994

                                  (Unaudited)    (Unaudited)

                   ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents       $     927         $     1,256      $  6,195
 Accounts Receivable, Net           29,730              34,842        24,361
 Inventories                        58,320              72,741        54,957
 Other Current Assets                1,303               1,488           997
                                 __________         __________    __________
   Total Current Assets             90,280             110,327        86,510
                                 __________         __________    __________

PROPERTY, PLANT & EQUIPMENT, net    21,754              27,133        20,780

OTHER ASSETS                         6,112               6,013         6,018
                                 __________         __________    __________
                                 $ 118,146          $  143,473  $    113,308
                                 __________         __________    __________

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current Maturities of Long
    Term Debt                    $   1,103          $      997  $      1,205
 Accounts Payable                    9,465              10,399        11,510
 Accrued Compensation and
    Employee Benefits                8,832               5,243         8,176
 Income Tax Payable                    187                  --           203
 Other Current Liabilities           2,753               3,294         3,777
                                 _________          __________    __________
   Total Current Liabilities        22,340              19,933        24,871
                                 __________         __________    __________

LONG-TERM DEBT                      41,061              59,396        33,245

STOCKHOLDERS' EQUITY:
 Common Stock, $.10 par value,
   8,641,828, 8,497,544
   and 8,640,713 shares
   outstanding, respectively           864                 850           864
 Paid-In Capital                    33,739              33,029        33,733
 Retained Earnings                  20,747              30,313        21,257
                                 ________           __________    __________
                                    55,350              64,192        55,854
 Treasury Stock, 2,386 shares,
    at cost                            (48)                (48)          (48)
 Unearned Compensation -
    Restricted Stock                  (557)                 --          (614)
                                 _________          __________     __________
                                    54,745              64,144         55,192
                                 __________          _________     __________
                                $   118,146        $   143,473   $    113,308
                                 __________         __________     __________

                     The accompanying notes are an integral
                        part of the financial statements



                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts)

                                           For the Three Months
                                                  Ended


                                        April 1,          April 2,
                                          1995             1994

                                      (Unaudited)        (Unaudited)
Net Sales                             $    80,664        $    82,803

Cost of Goods Sold                         68,696             69,959
                                        __________         _________
 Gross Profit                              11,968             12,844
                                        __________         _________

Operating Expenses
 Sales & Marketing                          9,018              9,559
 General & Administrative                   2,724              2,719
 Provision For Restructuring                    9                ---
                                        _________         ___________
   Total                                   11,751             12,278
                                        _________         ___________
Operating Income                              217                566
                                        _________         ___________
Other Income (Expense)
 Interest                                    (882)              (991)
 Other                                        185                115
                                        __________         __________
   Total                                     (697)              (876)
                                        __________         __________
Income (Loss) Before Income Taxes            (480)              (310)

Provision for Income Taxes                     30                 35
                                        _________         ___________
Net Income (Loss)                     $      (510)        $     (345)
                                        __________         __________

Income (Loss) Per Share                $    (0.06)         $    (0.04)
                                        __________         __________

Weighted Average
Common Shares Outstanding               8,641,071           8,497,062
                                        _________         ___________

                     The accompanying notes are an integral
                        part of the financial statements.



                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flow
                                     ($000)

                                                     For the Three Months
                                                            Ended


                                                 April 1,          April 2,
                                                   1995             1994

                                               (Unaudited)       (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
 Net Income (Loss)                             $     (510)       $     (345)
 Add (deduct) noncash items included in income:
   Depreciation and amortization                      987             1,222
   Provision for doubtful accounts                     86                 9
   Provision for restructuring                          9                --
   (Gain) loss on sale of property, plant,
     & equipment                                      (35)              (45)
   Other                                              (69)               21
   Cash generated (used) by changes in components of
     working capital:
     Accounts Receivable                           (5,455)           (2,587)
     Inventories                                   (3,363)          (10,026)
     Accounts Payable                              (2,045)           (3,093)
     Other working capital components                (689)              315
                                                  ________        ___________
NET CASH GENERATED (USED) BY OPERATING ACTIVITIES (11,084)           (14,529)
                                                  ________        ___________
CASH GENERATED (USED) BY INVESTING ACTIVITIES:
 Acquisition of property, plant, & equipment       (1,797)              (228)
 Proceeds from disposal of property, plant,
   & equipment                                         37                 68
 Acquisition of other assets, net                    (144)              (259)
                                                 _________          _________
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES  (1,904)              (419)
                                                 _________          _________
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
 Net change in revolving credit facility            7,971             19,987
 Repayments of long-term debt                        (257)            (7,245)
 Common stock issued for cash                           6                  8
                                                _________           _________
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES   7,720             12,750
                                                _________           _________
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (5,268)            (2,198)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                6,195              3,454
                                                _________          _________
 End of period                                 $      927         $    1,256
                                                _________          _________

 Cash paid during the period for:
   Interest                                    $      852         $      864
   Income taxes                                        47                 29

                     The accompanying notes are an integral
                        part of the financial statements.


                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED APRIL 1, 1995


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

 CONSOLIDATION -  The consolidated financial statements  include the accounts of
all  business  units of  Morgan Products  Ltd.   All  intercompany transactions,
profits and balances are eliminated.

 BASIS OF PRESENTATION - The financial statements at April 1, 1995 and April 2, 1994, and for the three months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three months ended April 1, 1995 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - INVENTORIES

 Inventories consisted of the following at (in thousands of dollars):
                       April 1,        April 2,        December 31,
                         1995            1994              1994
                      (unaudited)     (unaudited)

  Raw material        $   9,883       $  17,331        $   9,685
  Work-in-process         6,599           5,521            5,272
  Finished goods         41,838          49,889           40,000
                      $  58,320       $  72,741        $  54,957

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 3 - PROVISION FOR RESTRUCTURING

The Company's first quarter 1995 results included a $9,000 addition to the $11.3 million restructuring charge incurred in the second quarter of 1994. The original restructuring charge covered the cost of closing the Springfield, Oregon plant, the Weed, California veneer operation and other cost reduction and consolidation within Morgan Products. During the third and fourth quarters of 1994, the Company reviewed the charges reserved for in the restructuring and determined that certain estimated costs would not be as high as originally anticipated. At that time, certain other cost reduction and restructuring actions were approved and provided for, which offset the lower expenses. The additional expenses related to the restructuring of the Morgan Distribution operations and costs associated with the relocation of the Corporate headquarters. At the end of 1994, $4.9 million of the original $11.3 million had been used and the closing of the two plants was substantially complete. The remaining reserve at the end of 1994 related primarily to other cost reductions and consolidation to be taken within the Company, and the Corporate headquarters relocation.

During the first quarter of 1995, management again evaluated its restructuring reserves and determined that certain estimated costs would not be as high as had been expected and adjusted the reserve appropriately. In addition, incremental restructuring activities for Morgan Distribution (as described below) were approved during the first quarter.

Since his arrival in September, 1994, the Company's new Chief Executive Officer and other members of senior management have been evaluating what actions are necessary to improve Morgan Distribution's profitability. A multi-year plan involving necessary management structure changes, a new management information system and future facility requirements was developed. The first phase of this restructuring plan was implemented during the first quarter of 1995. A new organizational structure was announced that eliminated several management positions including the unit president. The costs of severance and certain other cost reductions were provided for during the first quarter which partially offset the lower expenses originally anticipated in the 1994 restructuring charge. No charges were made for changes in physical facilities since there will be no actions implemented in 1995 with respect to these.

The net result of the additional Morgan Distribution restructuring charges and the changes in existing reserves resulted in an additional charge of $9,000.




                Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations
Three Months Ended April 1, 1995 vs
Three Months Ended April 2, 1994

The Company's net sales for the first quarter of 1995 were $80.7 million, representing a decrease of 2.6% from the same period in 1994, when net sales were $82.8 million. The reduction in net sales was primarily the result of a decrease in sales of manufactured products reflecting the expected loss of low margin business following the May, 1994 closing of the Springfield, Oregon plant. This decrease was partially offset by a 1.0% increase in sales of distributed products.

For the first quarter of 1995, the Company reported a net loss of $510,000, or $0.06 per share compared to a net loss of $345,000, or $0.04 per share in the prior year's comparable quarter, on average shares outstanding of 8,641,071 and 8,497,062 respectively. As discussed in Note 3, included in first quarter 1995 results is an addition of $9,000 to the $11.3 million restructuring that occurred in the second quarter of 1994. The reduction in net income was primarily the result of a decrease in gross profit due to the lower sales levels. Partially offsetting the decrease in overall gross profit was a decrease in operating expenses and a decrease in other expense.

The gross profit decrease of $.9 million from the first quarter of 1994 to the corresponding period of 1995 was the result of the aforementioned sales volume decrease and higher operating costs at the Manufacturing unit's Lexington, North Carolina facility. The decline was partially offset by the higher volume and improvement in gross profit percentage of Morgan Distribution. Overall, the gross profit percentage decreased from 15.5% in the first quarter of 1994 to 14.8% in 1995.

Operating expenses for the first quarter of 1995 were $11.8 million, or 14.6% of net sales, compared to 1994 first quarter operating expenses of $12.3 million, or 14.8% of net sales. Contributing to the decline in operating expenses were decreases in employment related costs, advertising and travel and entertainment expenses.

Other expense for the first quarter of 1995 was lower than the first quarter of 1994 by $0.2 million primarily due to lower interest expense as a result of lower debt levels.

The provision for income taxes in both years relates to recording of state taxes. There is no provision for federal taxes in either period given the Company's net operating loss position.


Significant Business Trends/Uncertainties

Management believes that housing starts have a significant influence on the Company's level of business activity. According to an industry source, actual housing starts were down 11.4% to 263,000 in the first quarter of 1995 compared to 297,000 in the corresponding period for 1994. Starts in all regions were down except for New England. Management believes that as the market moves upscale, increased sales of premium products such as those Morgan manufactures may follow. However, recent increases in mortgage rates may contribute to a slower pace in the future.

Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant influence on the Company's level of business activity. Sales to these customers declined 9.2% in the first quarter of 1995 compared to 1994. Sales to these customers as a percentage of total sales decreased from 28.3% in the first quarter of 1994 to 26.4% in the corresponding 1995 period. However, management believes this market will continue to grow in importance to the Company.

In the past, raw material prices have fluctuated substantially for pine and fir lumber, and have increased to record levels. This, coupled with continuing competitive pricing pressure, has had an adverse impact on profits. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established reliable offshore material resources. Management believes that these actions, together with aggressive pricing increases where competitive factors allow, will partially offset the impact of the high costs of raw material.


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

Working capital at April 1, 1995 was $67.9 million with a current ratio of 4.0 to 1.0, while at April 2, 1994. working capital was $90.4 million with a current ratio of 5.5 to 1.0. The decrease in working capital was primarily the result of a $14.4 million decrease in inventory and a $5.1 million decrease in receivables resulting from the closing of the Springfield and Weed veneer plants and the subsequent loss of lower margin West Coast business.

Long-term debt, net of cash, decreased to $40.1 million at April 1, 1995, from $58.1 million at April 2, 1994. The Company's ratio of long-term debt, net of cash, to total capitalization decreased from 47.5% at April 2, 1994 to 42.3% at April 1, 1995. These decreases are primarily due to the aforementioned decrease in working capital. The Company was in compliance with the covenants contained in its revolving credit agreement.

Cash used by operating activities amounted to $11.1 million in the first quarter of 1995, primarily to support the normally higher levels of inventory and receivables. By comparison, the quarter ended April 2, 1994 reflected cash used by operating activities of $14.5 million. Investing activities in the 1995 first quarter utilized $1.9 million compared to the corresponding period in 1994 when investing activities generated $0.4 million. The 1995 investing activities include the first purchases of equipment for a new production method to produce doors in a more rapid and efficient manner. Financing activities provided $7.7 million in the first three months of 1995, primarily to finance the normal increase in working capital requirements in the first quarter of the year. During the same period in 1994, financing activities generated $12.8 million in cash.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MORGAN PRODUCTS LTD.


Date: May 12, 1995            By /s/ Douglas H. MacMillan
                                Douglas H. MacMillan
                                Vice President, Secretary and
                                Chief Financial Officer
                                (For the Registrant and as
                                Principal Financial Officer)