Form 10-Q
period 1995-07-01
MORGAN PRODUCTS LTD
filed 1995-08-11
CIK 739790

==================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended July 1, 1995

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

             -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at July 26, 1995 was 8,642,788; 2,386 shares are held in treasury.
==================================================================




                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 except shares outstanding)

                                        July 1,    July 2,   December 31,
                                          1995      1994        1994
                                      (Unaudited)(Unaudited)
                ASSETS
CURRENTS ASSETS:
  Cash and Cash Equivalents             $2,489    $4,392     $ 6,195
  Accounts Receivable, Net              32,741    37,937      24,361
  Inventories                           55,859    61,312      54,957
  Other Current Assets                   1,214     1,058         997

    Total Current Assets                92,303   104,699      86,510

PROPERTY, PLANT & EQUIPMENT, Net        22,037    25,491      20,780

OTHER ASSETS                             6,178     5,350       6,018

                                     $ 120,518  $135,540    $113,308

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Maturities of Long Term Debt  $1,002    $1,012     $ 1,205
  Accounts Payable                      14,629    14,709      11,510
  Accrued Compensation and Employee
    Benefits                             6,535     7,436       8,176
  Income Tax Payable                       147        45         203
  Other Current Liabilities              2,671     8,714       3,777

    Total Current Liabilities           24,984    31,916      24,871

LONG-TERM DEBT                          41,456    50,198      33,245

STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value, 8,642,788,
    8,498,588 and 8,640,713 shares
    outstanding, respectively              864       850         864
  Paid-In Capital                       33,743    33,035      33,733
  Retained Earnings                     20,017    19,589      21,257

                                        54,624    53,474      55,854

  Treasury Stock, 2,386 shares, at cost    (48)      (48)        (48)
  Unearned Compensation-Restricted Stock  (498)       --        (614)

                                        54,078    53,426      55,192

                                    $  120,518  $135,540    $113,308


    The accompanying notes are an integral part of the financial statements.



                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                    and weighted average shares outstanding)

                         For the Three Months Ended   For the Six Months Ended

                              July 1,  July 2,           July 1,  July 2,
                                1995     1994              1995    1994
                            (Unaudited)(Unaudited)    (Unaudited)(Unaudited)


Net Sales                     $84,262  $95,238       $164,926    $  178,041

Cost of Goods Sold             72,709   81,635        141,405       151,594

  Gross Profit                 11,553   13,603         23,521        26,447


Operating Expenses:
  Sales & Marketing             8,909    9,285         17,927        18,844
  General & Administrative      2,434    2,710          5,158         5,429
  Provision for Restructuring    --     11,291              9        11,291

  Total                        11,343   23,286         23,094        35,564

Operating Income                  210   (9,683)           427        (9,117)

Other Income (Expense):
  Interest                       (984)  (1,032)        (1,866)       (2,023)
  Other                            75       66            260           181

  Total                          (909)    (966)        (1,606)       (1,842)
Income (Loss) Before Income Taxes(699) (10,649)        (1,179)      (10,959)

Provision for Income Taxes         30       75             60           110

Net Income (Loss)             $ (729) $(10,724)      $ (1,239) $    (11,069)

Income (Loss) Per Share       $(0.08) $  (1.26)      $  (0.14) $      (1.30)

Weighted Average
Common Shares Outstanding   8,642,173 8,497,879      8,641,620     8,497,468


    The accompanying notes are an integral part of the financial statements.


                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flow
                                     ($000)

                                               For the Six Months Ended

                                                  July 1,     July 2,
                                                   1995         1994
                                                (Unaudited) (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net Income (Loss)                              $(1,239)     $     (11,069)
  Add (deduct) noncash items included in income:
  Depreciation and amortization                    1,967              2,518
  Provision for doubtful accounts                    --                  24
  Provision for restructuring                          9             11,291
  (Gain) loss on sale of property, plant, &
    equipment                                        (50)               (17)
  Other                                             (142)                23
  Cash generated (used) by changes in components of
     working capital:
     Accounts Receivable                          (8,380)            (5,697)
     Inventories                                    (902)               697
      Accounts Payable                             3,119              1,217
      Other working capital components            (3,739)              (771)

NET CASH GENERATED (USED) BY OPERATING ACTIVITIES (9,357)            (1,784)
CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquistion of property, plant, & equipment      (2,117)              (564)
  Proceeds from disposal of property, plant, and
    equipment                                         43                146
  Acquistion of other assets, net                   (291)              (433)

NET CASH GENERATED (USED) BY INVESTING ACTIVITIES (2,365)              (851)


CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Net change in revolving credit facility          8,330             10,685
  Repayments of long-term debt                      (318)            (7,097)
  Common stock issued for cash                        10                 14
  Other                                               (6)               (29)

NET CASH GENERATED (USED) BY FINANCING ACTIVITIES  8,016              3,573

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (3,706)               938

CASH AND CASH EQUIVALENTS:
  Beginning of period                              6,195              3,454

  End of period                                  $ 2,489      $       4,392


  Cash paid during the period for:
  Interest                                       $1,428       $       1,576
  Income taxes                                      116                  88

    The accompanying notes are an integral part of the financial statements.


                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JULY 1, 1995


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

  BASIS OF PRESENTATION - The financial statements at July 1, 1995 and July 2, 1994, and for the three and six months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six months ended July 1, 1995 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - INVENTORIES

  Inventories consisted of the following at (in thousands of dollars):
                          July 1,         July 2,         December 31,
                            1995            1994              1994
                         (unaudited)     (unaudited)

  Raw material           $   9,409       $  13,991        $   9,685
  Work-in-process            7,234           6,036            5,272
  Finished goods            39,216          41,285           40,000
                         $  55,859       $  61,312        $  54,957

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

Since his arrival in September, 1994, the Company's new Chief Executive Officer and other members of senior management have been evaluating what actions are necessary to improve Morgan Distribution's profitability. A multi-year plan involving necessary management structure changes, a new management information system and future facility requirements was developed. The first phase of this restructuring plan was implemented during the first quarter of 1995. A new organizational structure was announced that eliminated several management positions including the unit president. The costs of severance and certain other cost reductions were provided for during the first quarter which more than offset the lower than originally anticipated expenses of the 1994 restructuring. No charges were made for changes in physical facilities since there will be no actions implemented in 1995 with respect to these.

 NOTE 4 - CREDIT AGREEMENT

The Company maintains a credit agreement with Shawmut Capital Corporation which provides for a revolving credit facility of up to $65 million through July 13, 1997, and includes a letter of credit facility of up to $9 million through July 13, 1997. At July 1, 1995 the Company had borrowings of $33.5 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum tangible net worth, leverage and interest coverage ratios. As a result of lower than planned performance, the Company is currently not in compliance with specific financial covenants relating to tangible net worth and interest coverage in its agreement. Shawmut Capital Corporation has waived such defaults through September 30, 1995, at which time the Company anticipates it will be in compliance with all debt covenants. If the Company's performance does not meet expectations, or if the Company is unable to obtain necessary waivers or amendments under its lending agreement, the Company's lenders have the right to accelerate the maturity of the credit agreement.



                Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 1995 VS
THREE MONTHS ENDED JULY 2, 1994

The Company's net sales for the second quarter of 1995 were $84.3 million, representing a decline of 11.5% from the same period in 1994, when net sales were $95.2 million. The reduction in net sales reflects a 13.4% decrease in sales of manufactured products and a 11.9% decrease in sales of distributed products. Management believes that the decline in sales of products manufactured and distributed by the Company is due to the ongoing weakness in the level of residential construction in every region of the country. Recent reports by F.W. Dodge have shown the lowest level of housing starts in more than two years, as a result of increased mortgage interest rates in 1994 and early 1995 as well as poor weather in certain key housing areas in the early spring.

For the second quarter of 1995, the Company reported a net loss of $0.7 million or $0.08 per share compared to a net loss of $10.7 million or $1.26 per share, for the second quarter of 1994, on average shares outstanding of 8,642,173 and 8,497,879, respectively. As discussed in Note 3, included in the second quarter 1994 results is a restructuring charge of $11.3 million to cover the cost of closing the Springfield, Oregon door manufacturing operation and the Weed, California veneer facility, and to provide for other cost reductions and consolidation. Excluding the $11.3 million restructuring charge for 1994, the Company reported net income of $0.6 million, or $0.07 per share. The decrease in net income, exclusive of the restucturing charge, was primarily caused by the lower sales volume and by a $500,000 inventory adjustment at the Company's distribution center in Virginia.

The gross profit decrease of $2.1 million from the second quarter of 1994 to the corresponding period of 1995 was primarily the result of the aforementioned sales volume decrease, the impact of the inventory losses at Virginia and the change in the mix of products sold to lower margin items. Overall, the Company's gross profit percentage decreased from 14.3% in the second quarter of 1994 to 13.7% in 1995.

Operating expenses for the second quarter of 1995 were $11.3 million, or 13.5% of net sales, compared to 1994 second quarter operating expenses of $12.0 million, excluding the restructuring charge, or 12.6% of net sales. The decrease in operating expenses was primarily the result of decreases in employment related costs. However, the percentage of net sales for 1995's second quarter has risen from the same period in 1994 due to the lower level of net sales.

SIX MONTHS ENDED JULY 1, 1995 VS
SIX MONTHS ENDED JULY 2, 1994

The Company's net sales for the 1995 six month period were $164.9 million, representing a decrease of 7.4% from the 1994 six month period, when net sales were $178.0 million. The reduction in net sales was primarily the result of a 12.6% decrease in sales of manufactured products and a 6.2% decrease in sales of distributed products. The decline occurred mainly in the second quarter of 1995 primarily due to this year's housing construction decline in every region of the country.

The Company reported a year-to-date net loss of $1.2 million or $0.14 per share, for 1995 compared to a net loss of $11.1 million or $1.30 per share, for 1994 on average shares outstanding of 8,641,620 and 8,497,468, respectively. Excluding the $11.3 million restructuring charge in 1994, the Company reported net income of $0.2 million or $0.03 per share. The decrease in net income, exclusive of the restructuring charge, was primarily caused by the impact of lower sales volume and inventory losses at Virginia on gross profit, partially offset by a decrease in operating expenses and a decrease in interest expense.

The gross profit decrease of $2.9 million from the first half of 1994 to the corresponding period of 1995 was primarily the result of the effect of the aforementioned decrease in sales at both the manufacturing and distribution divisions. The gross profit percentage declined from 14.9% in the first half of 1994 to 14.3% in 1995.

Excluding the restructuring charge, operating expenses for the six month period decreased $1.2 million from 1994 to 1995. Operating expenses for 1995 were $23.1 million or 14.0% of net sales, compared to 1994, exclusive of the restructuring charge, expenses of $24.3 million, or 13.6% of net sales. Contributing to the year to year decline in operating expenses were decreases in employment related costs.

The provision for income taxes in both years relates to recording of state taxes. There is no provision for federal taxes in either period given the Company's net operating loss position.


SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

Management believes that housing starts have a significant influence on the Company's level of business activity. According to an industry source, F.W. Dodge, actual housing construction was down 12.0% through the first five months of the year compared to the same period in 1994. Construction activity in all regions was down. Lower mortgage rates have just begun to have a positive effect on new home sales.

Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant influence on the Company's level of business activity. Sales to these customers declined 10.3% in the first six months of 1995 compared to 1994. Sales to these customers as a percentage of total sales, decreased from 29.7% in the first six months of 1994, to 28.8% in the corresponding 1995 period. However, management believes this market will continue to grow in importance to the Company.

In the past, raw material prices have fluctuated substantially for pine and fir lumber, and have remained at record levels. This, coupled with continuing competitive pricing pressure, has had an adverse impact on profits. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established reliable offshore material resources. Management believes that these actions, together with aggressive pricing increases where competitive factors allow, will partially offset the impact of the high costs of raw material.


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

Working capital at July 1, 1995 was $67.3 million with a current ratio of 3.7 to 1.0, while at December 31, 1994. working capital was $61.6 million with a current ratio of 3.5 to 1.0. The increase in working capital was primarily the result of a $.9 million increase in inventory and a $8.4 million increase in receivables reflecting the aforementioned seasonality of the Company's operations.

Long-term debt, net of cash, increased to $39.0 million at July 1, 1995, from $27.1 million at December 31, 1994. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 32.9% at December 31, 1994 to 41.9% at July 1, 1995. These increases are primarily due to the aforementioned increase in working capital.

Cash used by operating activities amounted to $9.4 million as of July 1, 1995, primarily to support the higher levels of inventory and receivables. By comparison, the six months ended July 2, 1994, reflected cash used by operating activities of $1.8 million. Investing activities in the first six months of 1995 utilized $2.4 million compared to the corresponding period in 1994 when investing activities utilized $0.9 million. The 1995 investing activities include the first purchases of equipment for a new production method to produce doors in a more rapid and efficient manner. Financing activities provided $8.0 million through July 1, 1995, primarily to finance the normal seasonal increase in working capital requirements of the operation. During the same period in 1994, financing activities generated $3.6 million in cash.

The Company is not in compliance with specific financial convenants in its credit agreement with Shawnut Capital Corporation for which it has obtained waivers. See Note 4 of the financial statements for discussion of this condition.



                           PART II.  OTHER INFORMATION
         ITEM 4.  Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders on May 17, 1995, a vote was taken to consider and act upon a proposal to amend and restate the 1990 Incentive Stock Option Plan. The vote to amend and restate the plan was as follows, based on the number of shares of common stock voted: For - 5,059,522; Against - 318,380; Abstain - 37,418.


         ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                       (27)  Financial Data Schedule

                  (b)  No reports on Form 8-K were filed during the quarter.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MORGAN PRODUCTS LTD.





Date: August 9, 1995             By /s/ Douglas H. MacMillan
                                   Douglas H. MacMillan
                                   Vice President, Secretary and
                                   Chief Financial Officer
                                   (For the Registrant and as
                                   Principal Finance Officer)