Form 10-Q
period 1995-09-30
MORGAN PRODUCTS LTD
filed 1995-11-14
CIK 739790

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1995

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-9843


                                MORGAN PRODUCTS LTD.
        (Exact name of registrant as specified in its charter)


               DELAWARE                           06-1095650
     (State or other jurisdiction            (I.R.S. Employer
        of incorporation or                  Identification No.)
            organization)


469 McLaws Circle, Williamsburg, Virginia  23185
   (Address of principal executive offices, including zip code)


                                 (804) 564-1700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at October 26, 1995 was 8,646,981; 2,386 shares are held in treasury.



                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 except shares outstanding)

                                     September 30,  October 1,  December 31,
                                          1995         1994       1994
                                      (Unaudited)  (Unaudited)
                ASSETS
CURRENTS ASSETS:
  Cash and Cash Equivalents             $1,420    $1,733       $ 6,195
  Accounts Receivable, Net              31,701    35,227        24,361
  Inventories                           55,881    58,072        54,957
  Other Current Assets                     858       663           997

    Total Current Assets                89,860    95,695        86,510

OTHER ASSETS                             6,246     5,999         6,018

PROPERTY, PLANT & EQUPIMENT, Net        22,886    21,472        20,780

                                    $  118,992  $123,166     $ 113,308

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current Maturities of Long Term Debt  $  942    $1,012     $ 1,205
  Accounts Payable                      14,481    13,893      11,510
  Accrued Compensation and Employee
    Benefits                             6,626     8,797       8,176
  Income Tax Payable                        83       170         203
  Other Current Liabilities              3,091     4,656       3,777

    Total Current Liabilities           25,223    28,528      24,871

LONG-TERM DEBT                          39,496    39,733      33,245

STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value, 8,646,783,
    8,639,361 and 8,640,713 shares outstanding,
    respectively                           865       864         864
  Paid-In Capital                       33,768    33,725      33,733
  Retained Earnings                     20,128    21,037      21,257

                                        54,761    55,626      55,854

  Treasury Stock, 2,386 shares, at cost    (48)      (48)        (48)
  Unearned Compensation-Restricted
   Stock                                  (440)     (673)       (614)

                                        54,273    54,905      55,192

                                   $   118,992  $123,166    $113,308


    The accompanying notes are an integral part of the financial statements.



                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                    and weighted average shares outstanding)


                         For the Three Months Ended     For the Nine Months Ended

                         September 30,   October 1,  September 30,    October 1,
                            1995           1994          1995            1994
                          (Unaudited)   (Unaudited)  (Unaudited)     (Unaudited)


Net Sales                     $90,723  $95,139       $255,649  $  273,180

Cost of Goods Sold             78,278   81,109        219,683     232,703
  Gross Profit                 12,445   14,030         35,966      40,477


Operating Expenses:
  Sales & Marketing             8,766    9,003         26,693     27,847
  General & Administrative      2,726    2,718          7,885      8,147
  Provision for Restructuring     --       --               9     11,291

   Total                       11,492   11,721         34,587     47,285

Operating Income (Loss)           953    2,309          1,379     (6,808)

Other Income (Expense):
  Interest                     (1,006)    (984)        (2,872)    (3,007)
  Other                           116      163            376        344

  Total                          (890)    (821)        (2,496)    (2,663)

Income (Loss) Before Income Taxes  63    1,488         (1,117)    (9,471)

Provision for Income Taxes        (48)      40             12        150

Net Income (Loss)             $   111  $ 1,448       $ (1,129) $  (9,621)

Income (Loss) Per Share       $  0.01  $  0.17       $  (0.13) $   (1.13)

Weighted Average
Common Shares Outstanding   8,644,423 8,562,012      8,642,362 8,518,982


    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flow
                                     ($000)

                                              For the Nine Months Ended

                                               September 30, October 1,
                                                   1995           1994
                                                (Unaudited) (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net Income (Loss)                              $(1,129)     $(9,621)
  Add (deduct) noncash items included in income:
  Depreciation and amortization                    2,892        3,807
  (Gain) loss on sale of property, plant, &
    equipment                                        (11)         (52)
Provision for restructuring                           --       11,291
  Other                                             (104)          23
  Cash generated (used) by changes in components of
   working capital:
     Accounts Receivable                          (7,340)      (2,963)
     Inventories                                    (924)       1,717
   Accounts Payable                                2,971          401
   Other working capital components               (2,936)        (909)

NET CASH GENERATED (USED) BY OPERATING
ACTIVITIES                                        (6,581)       3,694

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquistion of property, plant, & equipment      (3,786)        (865)
  Proceeds from disposal of property, plant,
   & equipment                                        49        3,827
  Acquistion of other assets, net                   (481)      (1,489)

NET CASH GENERATED (USED) BY INVESTING
ACTIVITIES                                        (4,218)       1,473


CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Cash proceeds from issuance of debt                 38         --
  Increase (decrease) in commercial paper and
   revolving credit debt, net                      6,483       (6,463)
  Payments on debt                                  (484)        (398)
  Common stock issued for cash, net                   36           18
  Other                                              (49)         (45)

NET CASH GENERATED (USED) BY FINANCING ACTIVITIES  6,024       (6,888)

NET DECREASE IN CASH AND CASH EQUIVALENTS         (4,775)      (1,721)

CASH AND CASH EQUIVALENTS:
  Beginning of period                              6,195        3,454

  End of period                                  $ 1,420     $  1,733

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest                                        $2,848      $ 2,766
  Income taxes                                       132           63

    The accompanying notes are an integral part of the financial statements.


                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1995




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

  BASIS OF PRESENTATION - The financial statements at September 30, 1995 and October 1, 1994, and for the three and nine months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year or any other interim period.


NOTE 2 - INVENTORIES

  Inventories consisted of the following at (in thousands of dollars):

                          September 30,    October 1,    December 31,
                              1995            1994           1994
                           (unaudited)     (unaudited)

  Raw material             $   9,870       $  10,864      $   9,685
  Work-in-process              7,098           5,335          5,272
  Finished goods              38,913          41,873         40,000
                           $  55,881       $  58,072      $  54,957


     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.


NOTE 3 - PROVISION FOR RESTRUCTURING

The Company's first quarter 1995 results included a $9,000 addition to the $11.3 million restructuring charge incurred in the second quarter of 1994. The original restructuring charge covered the cost of closing the Springfield, Oregon plant, the Weed, California veneer operation and other cost reductions and consolidations within Morgan Products. During the third and fourth quarters of 1994, the Company reviewed the charges reserved for in the restructuring and determined that certain estimated costs would not be as high as originally anticipated. At that time, certain other cost reduction and restructuring actions were approved and provided for, which offset the lower expenses. The additional expenses related to the restructuring of the Morgan Distribution operations and costs associated with the relocation of the Corporate headquarters. At the end of 1994, $4.9 million of the original $11.3 million had been used and the closing of the two plants was substantially complete. The remaining reserve at the end of 1994 related primarily to other cost reductions and consolidation to be taken within the Company, and the Corporate headquarters relocation.

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

The Company completed the relocation of the Corporate headquarters from Lincolnshire, Illinois to Williamsburg, Virginia during the third quarter of 1995. Most, but not all, of the expenses relating to the relocation were charged against the restructuring provision.


 NOTE 4 - CREDIT AGREEMENT

The Company maintains a credit agreement with Shawmut Capital Corporation which provides for a revolving credit facility of up to $65 million through July 13, 1997, and includes a letter of credit facility of up to $9 million through July 13, 1997. At September 30, 1995 the Company had borrowings of $32.4 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum tangible net worth, leverage and interest coverage ratios. As a result of lower than planned performance, the Company negotiated and executed an amendment to the credit agreement subsequent to September 30, 1995 which adjusts the present and ongoing covenants so that they now more realistically reflect the current market conditions in which the Company competes. If the Company's performance does not meet expectations, or if the Company is unable to obtain necessary waivers or amendments under its lending agreement, the Company's lenders have the right to accelerate the maturity of the credit agreement.


                Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS
THREE MONTHS ENDED OCTOBER 1, 1994

The Company's net sales for the third quarter of 1995 were $90.7 million, representing a decline of 4.6% from the same period in 1994, when net sales were $95.1 million. The reduction in net sales reflects a 10.3% decrease in sales of manufactured products and a 2.5% decrease in sales of distributed products. Management believes that the decline in sales of products manufactured and distributed by the Company is due to the ongoing weakness in the level of residential construction in every region of the country. Recent reports by F.W. Dodge show that housing starts through August are 8% below the previous year's pace. All regions were lower, but the Northeast and Midwest, which have traditionally been the Company's primary markets, were down 15% and 10% respectively. Higher mortgage interest rates in late 1994 and early 1995, as well as poor early spring weather in certain key areas, depressed home sales in the first half of 1995. Lower mortgage interest rates in the second and third quarters have resulted in four consecutive monthly improvements, but year-to-date levels still remain below the prior year's. As interest rates have drifted higher recently, mortgage applications, which are a precursor of home starts and sales, have declined for two consecutive months.

For the third quarter of 1995, the Company reported net income of $111,000 or $0.01 per share compared to net income of $1.4 million or $0.17 per share, for the third quarter of 1994, on average shares outstanding of 8,644,423 and 8,562,012, respectively.

The gross profit decrease of $1.6 million from the third quarter of 1994 to the corresponding period of 1995 was primarily the result of the aforementioned sales volume decrease. Overall, the Company's gross profit percentage decreased from 14.7% in the third quarter of 1994 to 13.7% in 1995.

Operating expenses for the third quarter of 1995 were $11.5 million, or 12.7% of net sales, compared to 1994 third quarter operating expenses of $11.7 million, or 12.3% of net sales. The decrease in operating expenses was primarily the result of decreases in employment related costs. However, as a percentage of net sales, operating expenses for 1995's third quarter have risen from the same period in 1994 due to the lower level of net sales.


NINE MONTHS ENDED SEPTEMBER 30, 1995 VS
NINE MONTHS ENDED OCTOBER 1, 1994

The Company's net sales for the 1995 nine month period were $255.6 million, representing a decrease of 6.4% from the 1994 nine month period, when net sales were $273.2 million. The reduction in net sales was primarily the result of a 9.8% decrease in sales of manufactured products and a 4.9% decrease in sales of distributed products. More than 60% of the year-to-date sales decline occurred in the second quarter of 1995, primarily due to this year's housing construction decline in every region of the country.

The Company reported a year-to-date net loss of $1.1 million or $0.13 per share, for 1995 compared to a net loss of $9.6 million or $1.13 per share, for 1994 on average shares outstanding of 8,642,362 and 8,518,982, respectively. Excluding the $11.3 million restructuring charge in 1994, the Company reported net income of $1.7 million or $0.20 per share. The decrease in net income, exclusive of the restructuring charge, was primarily caused by the impact of lower sales volume, partially offset by a decrease in operating expenses and a decrease in interest expense.

The gross profit decrease of $4.5 million from the first nine months of 1994 to the corresponding period of 1995 was primarily the result of the effect of the aforementioned decrease in sales at both the manufacturing and distribution divisions. The gross profit percentage declined from 14.8% in the first nine months of 1994 to 14.1% in 1995.

Excluding the restructuring charge, operating expenses for the nine month period decreased $1.4 million from 1994 to 1995. Operating expenses for 1995 were $34.6 million or 13.5% of net sales, compared to 1994, exclusive of the restructuring charge, expenses of $36.0 million, or 13.2% of net sales. Contributing to the year to year decline in operating expenses were decreases in employment related costs.

The provision for income taxes in both years relates to recording of state taxes. There is no provision for federal taxes in either period given the Company's net operating loss position.


SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

Management believes that housing starts have a significant influence on the Company's level of business activity. According to an industry source, F.W. Dodge, actual housing construction was down 8.0% through the first eight months of the year compared to the same period in 1994. Construction activity in all regions was down. Lower mortgage rates began to have a positive effect on new home sales in the third quarter.

Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant influence on the Company's level of business activity. Sales to these customers declined 7.4% in the first nine months of 1995 compared to 1994. Sales to these customers as a percentage of total sales, decreased slightly from 29.8% in the first six months of 1994, to 29.5% in the corresponding 1995 period. However, management believes this market will continue to grow in importance to the Company.

In the past, raw material prices have fluctuated substantially for pine and fir lumber, and have remained at historically high levels. This, coupled with continuing competitive pricing pressure, has had an adverse impact on profits. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established reliable offshore material resources. Management believes that these actions, together with aggressive pricing increases where competitive factors allow, will partially offset the impact of the high costs of raw material.


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

Working capital at September 30, 1995 was $64.6 million with a current ratio of
3.6 to 1.0, while at December 31, 1994 working capital was $61.6 million with a current ratio of 3.5 to 1.0. The increase in working capital was primarily the result of a $.9 million increase in inventory and a $7.3 million increase in receivables reflecting the aforementioned seasonality of the Company's operations.

Long-term debt, net of cash, increased to $38.1 million at September 30, 1995, from $27.1 million at December 31, 1994. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 32.9% at December 31, 1994 to 41.2% at September 30, 1995. These increases since December 31, 1994 are primarily due to the aforementioned increase in working capital.

Cash used by operating activities amounted to $6.6 million as of September 30, 1995 primarily to support the higher levels of inventory and receivables. By comparison, the nine months ended October 1, 1994, reflected cash used by operating activities of $7.6 million before the $11.3 million non-cash provision for restructuring. Investing activities in the first nine months of 1995 utilized $4.2 million compared to the corresponding period in 1994 when investing activities generated $1.5 million as a consequence of the disposal of assets for $3.8 million. The 1995 investing activities include the first purchases of equipment for a new production method to produce doors in a more rapid and efficient manner. Financing activities provided $6.0 million through September 30, 1995, primarily to finance the normal seasonal increase in working capital requirements of the operation. During the same period in 1994, financing activities used $6.9 million in cash.

The Company was not in compliance with specific financial covenants in its credit agreement with Shawmut Capital Corporation at September 30, 1995. The Company subsequently negotiated and executed an amendment to the credit agreement which lowers the specific financial requirements which the Company must meet for this and future periods to a more realistic level, given the current market conditions in which the Company competes.


                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter.





                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MORGAN PRODUCTS LTD.




Date: November 10, 1995          By /s/ Douglas H. MacMillan
                                   Douglas H. MacMillan
                                   Vice President, Secretary and
                                   Chief Financial Officer
                                   (For the Registrant and as
                                   Principal Finance Officer)