Form 10-K
period 1995-12-31
MORGAN PRODUCTS LTD
filed 1996-03-29
CIK 739790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                                       OR
            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
          (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period  ___ to ___.

                          Commission File Number 1-9843

                              MORGAN PRODUCTS LTD.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)
                                   06-1095650
                      (I.R.S. Employer Identification No.)

                469 McLaws Circle, Williamsburg, Virginia  23185
              (Address of principal executive offices)  (Zip Code)

                                 (804) 564-1700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class    Name of each exchange on which registeredCommon Stock,
$.10 par value  New York Stock Exchange Share Purchase Rights

       Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

  Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 1, 1996: $35,930,989.

  Number of shares of Common Stock outstanding as of February 1, 1996:
8,647,922 shares; 2,386 shares are held in treasury.

       Documents incorporated by reference                                Part

Annual Report to Stockholders for the Year ended
   December 31, 1995                                                   I, II, IV
Proxy Statement for the Annual Meeting of Stockholders
   to be held on May 15, 1996                                            III

PART I

ITEM 1.  Business The Company

  Morgan Products Ltd. ("Morgan" or the "Company") is a leading marketer, manufacturer and distributor of premium wood door systems and other specialty building products under the brand names "Morgan" and "Nicolai." The Company also distributes premium window systems manufactured by Andersen Corporation ("Andersen"). The Company's manufactured products, Andersen window systems and products manufactured by others are sold through 11 Company-operated distribution centers. The Company's manufactured products also are sold throughout most of the United States through independent distributors, home improvement center chains and other retail stores. The Company believes that approximately half of its sales are to the residential and light commercial improvement, maintenance and repair markets, and the balance are to the residential and light commercial new construction markets.

  The Company is organized into three primary operating business units: Morgan Manufacturing, which is headquartered in Oshkosh, Wisconsin, and directs the Company's manufacturing facilities; Morgan Distribution, which is headquartered in Mechanicsburg, Pennsylvania, and directs the Company-operated distribution centers; and Morgan National Accounts, which serves large home center chains, marketing and merchandising millwork and specialty building products for Morgan Manufacturing and Morgan Distribution. The Company's manufactured and purchased products are virtually all considered to be "millwork." In view of the nature of its products and the method of distribution, management believes that the Company's business constitutes a single industry segment.

Products

  Products manufactured by the Company and sold under the "Morgan" and "Nicolai" trade names constituted approximately 30% of 1995 sales. The Company is a leader in the design and manufacture of premium wood interior and exterior doors and entrance systems, and other specialty millwork such as fireplace mantels. The Company offers a broad product line, and many doors are available with special features such as energy-efficient glass, carved panels, leaded glass and other options. Various woods, including pine, fir and oak, are used to meet consumer preferences.

  Substantially all of the Company's manufactured products are produced at the Company's facilities in Oshkosh, Wisconsin; Lexington, North Carolina; and Weed, California.

  The Company distributes products it manufactures and specialty building products of other manufacturers through its 11 Company-operated distribution centers. The major products distributed by the Company are Morgan doors, mantels and stairway systems; Andersen premium window systems; Therma-Tru steel and composite doors; flush doors; molded doors; wood bi-fold and louvered doors; and moldings.

  Andersen products, which are sold under the "Andersen" trademark, accounted for approximately 40% of the Company's sales in 1995 as compared to 39% in 1994. Andersen produces high-quality, premium-priced windows, and has been a technological leader in developing energy-efficient window systems. Andersen has informed the Company that it sells exclusively through distributors such as the Company. The Company's agreement with Andersen provides that Andersen can terminate any of the Company's distributorships at any time upon 60 days notice. The Company believes that such a termination provision is Andersen's standard arrangement with its distributors. In the first quarter of 1994, Andersen Corporation announced its intent to realign its distribution territories. This was substantially completed in 1994. There has been a reduction in sales due to this realignment.

  An important part of the Company's distribution process is the assembly and alteration work that is done at the distribution centers to prepare distributed products for delivery to the customer and for efficient installation at the building site. At these centers, window and door systems are assembled and modified according to customer specifications.Markets

  Virtually all of the products manufactured and distributed by the Company are part of the millwork (fabricated wood products) industry, which includes wood (including vinyl-clad wood) windows, wood doors, moldings, stairways and mantels. In 1994, based on information published by the United States Department of Commerce, the estimated manufacturers' sales volume of wood windows totaled $2.6 billion, estimated sales volume of wood doors totaled $3.2 billion and other millwork (including moldings, stairways and mantels) totaled $4.3 billion (to date, 1995 data is unavailable). These products are sold into the improvement, maintenance and repair markets and the new construction markets.

  According to Department of Commerce data, overall sales in the residential improvement, maintenance and repair markets grew from $46 billion in 1980 to $115.3 billion in 1995, representing an increase of 151%. New construction housing starts were cyclical over the same period, with a high of approximately
1.8 million units in 1986 and a low of slightly over 1.0 million units in 1991. The 1991 level is the lowest level of starts since 1945. The following table, using an index with 1984 as the base year (equal to 100%), compares the level of housing starts and the Company's unit sales of Morgan doors (including the Nicolai brand in all years and the Shasta brand from the date of purchase of Shasta in March 1986) and Andersen windows during the period 1984 through 1995:

                               Housing   Morgan   Andersen
                               Starts     Doors    Windows

1984  . . . . . . . . . . .     100.0%    100.0%    100.0%
1985  . . . . . . . . . . .      99.5     104.4     118.0
1986  . . . . . . . . . . .     103.1     124.1     149.9
1987  . . . . . . . . . . .      92.6     130.9     156.8
1988  . . . . . . . . . . .      85.0     114.4(1)  175.1
1989  . . . . . . . . . . .      78.6     115.4     158.4
1990  . . . . . . . . . . .      68.2     124.4     120.1
1991  . . . . . . . . . . .      58.0      95.7     118.4
1992  . . . . . . . . . . .      68.7      99.0     125.4
1993  . . . . . . . . . . .      73.4      91.5     122.1
1994  . . . . . . . . . . .      81.4      79.9(2)   96.8(3)
1995  . . . . . . . . . . .      77.0      71.6      89.8
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

Distribution

 The Company's manufactured products, Andersen window systems and products manufactured by others are sold through 11 Company-operated distribution centers. The Company's manufactured products also are sold in most of the United States through independent distributors, home improvement center chains and other retail stores. Approximately 78% of the Company's total sales are generated by its Company-operated distribution centers, which includes certain sales of products produced by the Company's manufacturing business unit.
The following is a list of Company-operated distribution centers as of February 1, 1996:

               Birch Run, Michigan
               Chesapeake, Virginia
               West Columbia (Cayce), South Carolina
               Decatur, Illinois
               Denver, Colorado
               Gainesville, Virginia
               Harrisburg (Mechanicsburg), Pennsylvania
               Kansas City (Shawnee), Kansas
               Scranton (Dunmore), Pennsylvania
               West Chicago, Illinois
               Wilmington (Newark), Delaware.

 The Company's distribution centers warehouse, assemble, and ship products to customers, provide sales, service and marketing functions and maintain vehicles to deliver products to customers, who are generally within a 150-mile radius of each center. The distribution centers are operated as stand-alone profit centers. Major supplier purchasing negotiations are controlled centrally in order to obtain the best prices for total volume purchased and to minimize inventory levels.

 Additionally, the Company has relationships with approximately 200 independent distributors and home improvement center chains, which, in 1995, purchased approximately 80% of the products manufactured by the Company's manufacturing unit. The Company does not have formal distribution agreements with any of its independent distributors or home improvement center chains. Such distribution relationships may generally be terminated by either party at any time. The Company's largest independent distributor purchased approximately 11% of the products manufactured by the Company, accounting for approximately 3% of total Company sales. The Company's largest home improvement center chain customer purchased approximately 23% of the products manufactured by the Company, accounting for slightly less than 10% of total Company sales. The Company is unable to predict whether the loss of one or more independent distributors or home improvement center chains would have a material adverse effect on the Company.

 Many of the products distributed by the Company, including Andersen products, are modified and assembled at the Company's distribution centers before shipping. Such products include pre-hung doors purchased from the Company and other suppliers; bay and bow window systems; and half-round, octagon, and specialty-shaped windows. The Company's assembly operations allow the builder, contractor or consumer to install pre-assembled units at a lower cost than modifying and assembling component parts at the job site. The Company has also developed the capability to provide complete job site installation for repair and remodeling projects.

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

 In 1995, the Company added Morgan National Accounts, which serves large home center chains, marketing and merchandising millwork and specialty building products for Morgan Manufacturing and Morgan Distribution. As of December 31, 1995, the Company employed approximately 95 salespersons, who sell directly to independent distributors, building supply dealers, builders and remodelers, home improvement centers and factory home manufacturers. The Company trains independent distributors and building supply dealers through seminars held at its Oshkosh, Wisconsin marketing and training facility.


Raw Materials

 The Company's primary raw material is wood. The Company purchases softwoods from a variety of suppliers located in Idaho, Washington, Oregon and California and hardwoods from various suppliers in Tennessee and in the Great Lakes region. During 1992 and 1993, the cost of solid, long clear lengths of the Company's traditional softwoods and hardwoods increased dramatically. This increase in cost has generally been the result of the cessation of logging on almost all U.S. government owned land. As a result the Company continues to expand the utilization, where appropriate, of veneered and laminated solid wood components in the manufacture of its products. The prices of pine lumber declined 18.5% in 1995 from 1994 and oak prices dropped 12.8%, while fir prices were relatively unchanged. In addition, the Company has developed foreign sources for some of its raw material requirements. Glass, hardware and miscellaneous components are purchased from suppliers located in proximity to the Company's manufacturing facilities. The Company believes that it is not dependent upon any single supplier for any of its raw material.


Backlog

 The Company's backlogs of orders for manufactured products at December 31, 1995 and 1994 were approximately $6.5 million in 1995 and $7.3 million in 1994. The Company anticipates that substantially all of the backlog orders in existence on December 31, 1995 will be delivered by the end of the current fiscal year. All of such current backlog orders are cancelable prior to shipment from the factory. Backlog levels vary during the course of the year because of the seasonality of the Company's business. Customer orders at the Company-operated distribution centers are generally filled within one to five days and, accordingly, there is no appreciable backlog level.

Seasonal Nature of Business

 The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States, where inclement weather during the winter months usually reduces the level of building activity in the improvement, maintenance and repair markets and in the new construction markets. The Company's lowest sales traditionally occur during the first and fourth quarters.

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

Trademarks and Name

 The Company's name, the Morgan Doorman, "Marquis," "GlassWrap," "Compression Glazed," "MOR-TRIM," and the Nicolai name and logo are registered trademarks. The Company also uses its trademarks "Centry," "SwingSet," "Energy Guard," "Fire-Guard," "Sureguard," "Triomphe," "NORTHWOODS," and "WHERE QUALITY COMES NATURALLY" in connection with the sale of Company manufactured products. The Company considers its trademarks and logos to be valuable to the conduct of its business. The Company also owns certain patents which it does not consider material to the operation of its business.

Employees

 As of December 31, 1995, the Company employed 1,329 persons, of whom 583 were employed at the Company's manufacturing facilities, 736 were employed at the Company's distribution centers, and 10 were employed at the corporate headquarters. Approximately 500 employees are represented by labor unions. During 1995, the Company negotiated labor agreements at Birch Run, Michigan; Decatur, Illinois; Shawnee Kansas; Mechanicsburg, Pennsylvania; and Oshkosh, Wisconsin. These agreements were negotiated without any work interruption.


ITEM 2.  Properties

     The Company owned the following manufacturing facilities as of February 1, 1996:

                                                     Approximate
                                                     Square Feet
                                  Location            Occupied

Oshkosh, Wisconsin (28 buildings; 27.6 acres) . . . .   512,000
Lexington, North Carolina (1 building; 20 acres)  . .   216,000

 The Oshkosh, Wisconsin facility is subject to a mortgage in connection with certain industrial revenue bonds. See Note 5 of Notes to Consolidated Financial Statements which appears on page 15 of the Company's 1995 Annual Report to Stockholders and is incorporated by reference in this Form 10-K Annual Report.

 The Company leased the following facilities as of February 1, 1996:

                                                  Approximate
                                                  Square FootLease
         Location                                  OccupiedExpiring

Birch Run, Michigan . . . . . . . . . . . . . .   113,022     2005
Chesapeake, Virginia  . . . . . . . . . . . . .    30,000     1999(1)(5)
West Columbia (Cayce), South Carolina . . . . .    89,480     1996
Denver, Colorado  . . . . . . . . . . . . . . .    39,970     1997
Decatur, Illinois . . . . . . . . . . . . . . .    93,000     2007(1)
Gainesville, Virginia . . . . . . . . . . . . .    79,500     2006(1)
Harrisburg (Mechanicsburg), Pennsylvania
    (2 facilities):
   Office . . . . . . . . . . . . . . . . . . .    15,569     1998(1)
   Warehouse  . . . . . . . . . . . . . . . . .   134,906     2002(1)
Kansas City (Shawnee), Kansas . . . . . . . . .    79,500     2000(1)
Williamsburg, Virginia: Corporate Headquarters      6,909     2002
Oshkosh, Wisconsin:
   Manufacturing Division Office  . . . . . . .    16,000     2000(2)
Scranton (Dunmore), Pennsylvania  . . . . . . .    80,917     1998(4)
Weed, California  . . . . . . . . . . . . . . .   417,604(3)  1999(2)
West Chicago, Illinois  . . . . . . . . . . . .    86,172     1996(2)
Wilmington (Newark), Delaware . . . . . . . . .    97,421     2000(2)
____________________

  (1) Optional renewal term in excess of five years.
  (2) Optional renewal term of five years or less.
  (3) In 1990, the Company ceased production of fir doors at this facility. In May 1994, the Company ceased production of veneer at this location. The Company continues to use approximately 50,000 square feet for patio door assembly and warehousing. The Company sublet 50,000 square feet to Mt. Shasta Veneer, Inc.
  (4) In October 1994, the Company sublet 31,025 square feet to Hadden
      Craftsman.
  (5) The Company recently renewed the lease reducing the square footage from 94,500.

  Distribution center leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In a few locations, the leases provide escalation clauses requiring the payment of additional rent according to certain indices or in specified amounts. The termination dates of these leases vary widely. See Note 6 of Notes to Consolidated Financial Statements which appears on page 16 of the Company's 1995 Annual Report to Stockholders and is incorporated by reference in this Form 10-K Annual Report.

  The Company believes that its distribution facilities and manufacturing capacity are sufficient to serve its existing markets.


ITEM 3.  Legal Proceedings

  The Company is not involved in any material pending legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders since the last annual meeting held May 17, 1995.


ITEM 4A.  Executive Officers of the Registrant

  In respect of information as to the Company's executive officers, see caption "Executive Officers of the Company" in Part III, Item 10 of this Form 10-K Annual Report.

                                    PART II


ITEM 5. Market for the Company's Common Equity and Related Stockholder Matters

  (a) The information set forth under "Common Stock Market Price Range and Dividend Policy" which appears on page 18 of the Company's 1995 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report.

  (b) Note: The number of shares of the Company's Common Stock held by non-affiliates shown on the cover of this Form 10-K Annual Report was calculated on the assumption that there were no affiliates other than officers and directors of the Company and Saugatuck (as defined below).

ITEM 6. Selected Financial Data

  The selected financial data for the five years ended December 31, 1995 which appears on page 1 of the Company's 1995 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 6 through 9 of the Company's 1995 Annual Report to Stockholders, is incorporated by reference in this Form 10-K Annual Report.


ITEM 8. Financial Statements and Supplementary Data

  The financial statements, together with the report thereon of Price Waterhouse LLP dated January 25, 1996, appearing on pages 10 through 19 of the Company's 1995 Annual Report to Stockholders, including Note 13 (page 18), which includes unaudited quarterly financial data, are incorporated by reference in this Form 10-K Annual Report.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Company

  The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996 under "Election of Directors" is incorporated by reference in this Form 10-K Annual Report.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth the names and ages of the executive officers of the Company as of December 31, 1995. Company officers are appointed by the Board of Directors and such appointments are effective until resignation or earlier removal by the Board of Directors.


     NAME                            AGE      POSITION

Frank J. Hawley, Jr . . . . .          68  Chairman of the Board

Larry R. Robinette  . . . . .          52  President and Chief Executive Officer


Douglas H. MacMillan  . . . .          49  Vice President, Chief Financial
                                           Officer and Secretary

Dennis C. Hood  . . . . . . .          58  Senior Vice President - Human
                                           Resources and Administration

Peter Balint  . . . . . . . .          46  Vice President; President - Morgan
                                           Manufacturing

Dawn E. Neuman  . . . . . . .          33  Treasurer and Assistant Secretary

  Mr. Hawley has been Chairman of the Board of the Company since December 1983. Since 1982, he has been a Managing Partner of Laurel Partners, the General Partner of Saugatuck Capital Company Limited Partnership ("Saugatuck"), a venture capital partnership and an affiliate of the Company. Since September 1986, he has been a Managing Partner of Bedford Partners, the General Partner of Saugatuck Capital Company Limited Partnership II ("Saugatuck II"), a venture capital partnership. Since October 1992, he has been a Managing Partner of Greyrock Partners Limited Partnership, the General Partner of Saugatuck Capital Company Limited Partnership III ("Saugatuck III"), a venture capital partnership. Since September 1986, he has been President and principal stockholder of Saugatuck Associates, Inc., a risk capital management firm which provides investment advice and assistance to Saugatuck, Saugatuck II and Saugatuck III.

  Mr. Robinette was appointed President and Chief Executive Officer of Morgan Products Ltd. on September 6, 1994. He is the former President and CEO of Anchor Hocking Packaging of Cincinnati, Ohio, a subsidiary of CarnaudMetalbox. Previous positions include a series of executive assignments at Newell Company, and prior to that, he was employed at General Motors.

  Mr. MacMillan joined the Company in August 1991 as Vice President, Chief Financial Officer and Secretary of the Company. From 1987 to July 1991, he was the Chief Financial Officer of Varlen Corporation, a diversified manufacturer serving the scientific instrument, automotive, heavy truck and railroad markets. From 1981 to 1987, he held various executive financial positions with Sealy Incorporated.

  Mr. Hood was appointed Senior Vice President Human Resources and Administration in December 1994. Mr. Hood joined the Company as Vice
President Human Resources in June 1986. From January 1985 until he joined the Company, Mr. Hood was Vice President Human Resources of the Air Systems Division of the Trane Company, a subsidiary of American Standard, Inc., engaged in the manufacture of commercial and residential heating and air conditioning
equipment.   From March 1978 until January 1985, Mr. Hood was manager of industrial relations, branch operations of the Trane Company.

  Mr. Balint joined the Company in May 1995 as a Vice President of the Company and President of the Company's Morgan Manufacturing unit. From 1992 to May 1995, he was Vice President of Sales and Marketing for the SNE Enterprises Division of Plygem Industries. From 1983 to 1992, Mr. Balint held various marketing and management positions with Sherwin-Williams Corporation.

  Ms. Neuman was appointed Treasurer and Assistant Secretary in May 1995. From May 1994 to May 1995, she was Assistant Treasurer and Assistant Secretary, from July 1989 to May 1994 she was the Company's Tax Manager, and from May 1988 to June 1989 she was the Senior Tax and Benefits Specialist. Prior to joining the Company, she was a tax consultant with Price Waterhouse from August 1984 to May 1988.

  Family Relationships

  To the best of the Company's knowledge and belief, there is no family relationship between any of the Company's directors, executive officers or persons nominated or chosen by the Company to become a director or an executive officer.

ITEM 11.  Executive Compensation

  The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996 under "Executive Compensation" is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996 under "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  Certain Relationships and Related Transactions

  The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996 under "Certain Transactions" is incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  The following documents are filed as part of this report:

     1.   Financial Statements:
                                                     Page In
                                                 Annual Report*

         Consolidated Income Statements for the
           three years ended December 31, 1995           10

         Consolidated Balance Sheets at December
            31, 1995 and 1994 . . . . . . . . .          11

         Consolidated Statements of Cash Flow for the
            three years ended December 31, 1995          12

         Consolidated Statements of Stockholders'
            Equity for the three years ended
            December 31, 1995 . . . . . . . .            13

         Notes to Consolidated Financial
            Statements  . . . . . . . . . . .          14-18

         Report of Management and
           Report of Independent Accountants             19


     2.   Financial Statement Schedule:   . . .         Page

     Schedule VIII - Valuation and
        Qualifying Accounts. . . .  . . . . . .          18

     Report of Independent Accountants on Financial
     Statement Schedule . . . . . . . . . . .            17


* Incorporated by reference from the indicated pages of the 1995 Annual Report to Stockholders.



  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits (Filed herewith or incorporated by reference; see index to exhibits). An "*" indicates a compensatory plan or arrangement in accordance with Instruction (3) to item 14.


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

         4.1 Stockholders Agreements [Restated] among the Company, Saugatuck Capital Company Limited Partnership, George T. Brophy and certain other stockholders of the Company, dated as of January 13, 1984, as amended (incorporated by reference to Exhibits 4.12 and 4.13 to the Company's Registration Statement (Registration No. 33-00344),
             Exhibit 4.16 to the Company's Quarterly Report for the Quarter ended March 29, 1986 (Commission File No. 0-13911) and Exhibit 4.9 of the Company's Form 10-K for the Fiscal Year ended December 31, 1986 (Commission File No 0-13911)).

         4.2 Rights Agreement, dated as of March 15, 1989, between the Company and Manufacturers Hanover Trust Company, as Rights Agent (incorporated by reference to Exhibit I-2 to the Company's Form 8-A Registration Statement on Form S-1 (Commission File No. 1-9843)).

        10.1 Loan and Security Agreement among the Company, certain banks, and Barclay's Business Credit, Inc. as agent, dated as of July 14, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).

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

       *10.5 Letter Agreement regarding termination of employment between the Company and Arthur L. Knight, Jr. dated May 31, 1994 (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).

       *10.6 Employment Agreement and Trust Under Employment Agreement between the Company and Larry R. Robinette dated August 19, 1994 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).

       *10.7 Severance policy for certain Covered Executives (incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

       *10.8 Consulting and Management Assistance Agreement between the Company and Hawley Management Company (now named Saugatuck Associates, Inc.) dated as of January 13, 1984 (incorporated by reference to
             Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-00344)).

       *10.9 Amended 1994 Executive Performance Incentive Pln (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).

       *10.10 Convertible Appreciation Rights Plan, dated June 1, 1992 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the Quarter ended July 4, 1992 (Commission File No. 1-9843)).

       *10.11 Morgan Products Ltd. 1992 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

       *10.12 The Company's Incentive Stock Option Plan (1995) (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).

        10.13 The Company's 1988 Stock Purchase Plan (incorporated by reference to the Appendix to the Prospectus contained in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration No. 33-23882)).

        10.14 Amendments and modifications to the Severance Agreements of Messrs. LaCroix, Schlegel, MacMillan, and Hood.

        10.15 Change in Control Severance Policy between the Company and Larry R. Robinette dated September 13, 1995.

        10.16 Updated and revised Special Severance/ Retention Plan for Executive Officers.

        10.17 Employment agreement between the Company and Peter Balint dated May 1, 1995.

        10.18 Amendments dated May 17, 1995 to the Company's 1995 Incentive Stock Option Plan.

        10.19 Amendments dated December 20, 1995 to the Morgan Products Ltd. Deferred Compensation Plan.

        10.20 Agreement between Morgan Distribution, Mechanicsburg, Pennsylvania and the United Steelworkers of America, AFL-CIO-CLC, Local 7415, dated February 18, 1995.

        10.21 Agreement between Morgan Distribution, Shawnee, Kansas and the International Brotherhood of Teamsters, Local 541, dated
                April 1, 1995.

        10.22 Agreement between Morgan Products Ltd., Oshkosh, Wisconsin and the Midwestern Industrial Council and affiliated Local 1363 of the United Brotherhood of Carpenters and Joiners of America, dated May 7, 1995.

        10.23 Agreement between Morgan Products Ltd., Oshkosh, Wisconsin and the Teamsters "General", Local 200, dated May 21, 1995.

        10.24 Agreement between Morgan Products Ltd., Decatur, Illinois and the International Brotherhood of Teamsters, AFL-CIO, Local 279, dated July 15, 1995.

        10.25 Agreement between Morgan Distribution, Birch Run, Michigan and the International Brotherhood of Teamsters, Local 486, dated November 4, 1995.

        10.26 Form of Indemnification Agreement, dated November 3, 1994 between the Company and each of William R. Holland; Alton F. Doody, Jr.; Patrick J. McDonough, Jr.; Larry R. Robinette; Byron H. Stebbins; Edward T. Tokar; Douglas H. MacMillan; and Dawn E. Neuman; and dated October 30, 1995 between the Company and Peter Balint.

        10.27 Amendment #4, dated October 30, 1995, to the Loan and Security Agreement among the Company, certain banks and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994.

        10.28 Lease for office space in Williamsburg, Virginia, between the Company and Jim Griffith Builder, Inc. dated March 2, 1995 and amended October 3, 1995.

        10.29 Letter agreement exercising Morgan Products Ltd.'s option to extend the current lease at the Morgan Manufacturing facility in Weed, California.

        10.30 Office lease for Morgan Manufacturing Division Office in Oshkosh, Wisconsin, dated October 13, 1995.

        10.31 Letter Agreements, dated December 1994, between each of the Company's eleven distribution centers and Andersen Corporation.


        13 Items incorporated by reference to the 1995 Annual Report to Stockholders.

       23    Consent of Price Waterhouse LLP.

       27    Financial Data Schedule

     (b) No reports on Form 8-K were filed with the Commission during the last quarter of the Company's 1995 fiscal year





                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MORGAN PRODUCTS LTD.


                                 By  /s/   Douglas H. MacMillan

                                 Vice President, Chief Financial
                                 Officer and Secretary

March 27, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signatures                        Title               Date


Frank J. Hawley, Jr.       Chairman of the Board                  March 27, 1996
                           and Director

Larry R. Robinette         President,                             March 27, 1996
                           Chief Executive Officer
                           and Director
                           (Principal Executive
                           Officer)


Douglas H. MacMillan       Vice President, Chief                  March 27, 1996
                           Financial Officer and
                           Secretary
                           (Principal Financial
                           Officer)


John S. Crowley            Director                               March 27, 1996




Howard G. Haas             Director                               March 27, 1996




William R. Holland         Director                               March 27, 1996




Patrick J. McDonough, Jr.  Director                               March 27, 1996




Alton F. Doody, Jr.        Director                               March 27, 1996




Byron H. Tony Stebbins     Director                               March 27, 1996




Edward T. Tokar            Director                               March 27, 1996




                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
 of Morgan Products Ltd.

Our audits of the consolidated financial statements referred to in our report dated January 25, 1996 appearing on page 19 of the 1995 Annual Report to Stockholders of Morgan Products Ltd., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
January 25, 1996





                              MORGAN PRODUCTS LTD.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



Accounts Receivable

Allowance for doubtful accounts consisted of the following
(in thousands of dollars):


                                                      1995                 1994                 1993

Balance at beginning of period                       $  953                $1,448               $1,672

Provision charged to expense                            214                  (54)                  697

Write-offs                                            (468)                 (422)                (759)

Recoveries/other                                         23                  (19)                (162)

Balance at end of period                            $   722                $  953               $1,448



                                  EXHIBIT INDEX
               (including exhibits not incorporated by reference
                     see item 14 for incorporated exhibits)

Exhibit                                                                 Page No.

10.14 Amendments and modifications to the Severance Agreements of Messrs. LaCroix, Schlegel, MacMillan, and Hood.

10.15 Change in Control Severance Policy between the Company and Larry R. Robinette dated September 13, 1995.

10.16 Updated and revised Special Severance/ Retention Plan for Executive Officers.

10.17  Employment agreement between the Company and Peter Balint dated May 1,
       1995.

10.18 Amendments dated May 17, 1995 to the Company's 1995 Incentive Stock Option Plan.

10.19 Amendments dated December 20, 1995 to the Morgan Products Ltd. Deferred Compensation Plan.

10.20 Agreement between Morgan Distribution, Mechanicsburg, Pennsylvania and the United Steelworkers of America, AFL-CIO-CLC, Local 7415, dated February 18, 1995.

10.21  Agreement between Morgan Distribution, Shawnee,
       Kansas and the International Brotherhood of Teamsters, Local 541, dated April 1, 1995.

10.22 Agreement between Morgan Products Ltd., Oshkosh, Wisconsin and the Midwestern Industrial Council and affiliated Local 1363 of the United Brotherhood of Carpenters and Joiners of America, dated May 7, 1995.

10.23 Agreement between Morgan Products Ltd., Oshkosh, Wisconsin and the Teamsters "General", Local 200, dated May 21, 1995.

10.24 Agreement between Morgan Products Ltd., Decatur, Illinois and the International Brotherhood of Teamsters, AFL-CIO, Local 279, dated July 15, 1995.

10.25 Agreement between Morgan Distribution, Birch Run, Michigan and the International Brotherhood of Teamsters, Local 486, dated November 4, 1995.

10.26 Form of Indemnification Agreement, dated November 3, 1994 between the Company and each of William R. Holland; Alton F. Doody, Jr.; Patrick J. McDonough, Jr.; Larry R. Robinette; Byron H. Stebbins; Edward T. Tokar; Douglas H. MacMillan; and Dawn E. Neuman; and dated October 30, 1995 between the Company and Peter Balint.

10.27 Amendment #4, dated October 30, 1995, to the Loan and Security Agreement among the Company, certain banks and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994.

10.28 Lease for office space in Williamsburg, Virginia between the Company and Jim Griffith Builder, Inc. dated March 2, 1995 and amended October 3, 1995.

10.29 Letter agreement exercising Morgan Products Ltd.'s option to extend the current lease at the Morgan Manufacturing facility in Weed, California.

10.30 Office lease for Morgan Manufacturing Division Office in Oshkosh, Wisconsin, dated October 13, 1995.

10.31 Letter Agreements, dated December 1994, between each of the Company's eleven distribution centers and Andersen Corporation.

13 Items incorporated by reference to the 1995 Annual Report to Stockholders.

23     Consent of Price Waterhouse LLP.

27     Financial Data Schedule