Form 10-K/A
period 1995-12-31
MORGAN PRODUCTS LTD
filed 1996-04-12
CIK 739790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

          Securities registered pursuant to Section 12(b) of the Act:
     Title of each class             Name of each exchange on which registered
Common Stock, $.10 par value,                 New York Stock Exchange
    Share Purchase Rights

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

                                 MORGAN PRODUCTS LTD.


                                 By  /s/   Douglas H. MacMillan

                                 Vice President, Chief Financial
                                 Officer and Secretary

April 12, 1996


                                  EXHIBIT INDEX
               (Exhibits filed with this Amendment No. 1 to Form 10-K)

Exhibit                                                                 Page No.

13 Items incorporated by reference to the 1995 Annual Report to Stockholders (complete restatement).