Form 10-Q
period 1996-03-30
MORGAN PRODUCTS LTD
filed 1996-04-26
CIK 739790

==================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 30, 1996

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

             -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at April 26, 1996 was 8,647,916; 2,386 shares are held in treasury.
==================================================================




                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 except shares outstanding)

                                       March 30,  April 1,December 31,
                                          1996    1995       1995
                                      (Unaudited)(Unaudited)
                ASSETS

CURRENTS ASSETS:
  Cash and Cash Equivalents           $    420  $    927    $  5,135
  Accounts Receivable, Net              28,480    29,730      20,801
  Inventories                           52,982    58,320      53,422
  Other Current Assets                   1,127     1,303         422
    Total Current Assets                83,009    90,280      79,780

OTHER ASSETS                             4,393     6,112       6,235

PROPERTY, PLANT & EQUIPMENT, Net        23,626    21,754      23,500

          TOTAL ASSETS                $111,028  $118,146    $109,515

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Debt                     $    397  $      0    $      0
  Current Maturities of Long-Term Debt     898     1,103         954
  Accounts Payable                      13,070     9,465      11,121
  Accrued Compensation and Employee
    Benefits                             5,223     8,832       5,625
  Income Tax Payable                       119       187         111
  Other Current Liabilities              2,613     2,753       3,295
    Total Current Liabilities           22,320    22,340      21,106

LONG-TERM DEBT                          36,369    41,061      35,574

STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value,
    8,648,136, 8,647,483 and 8,641,828
    shares outstanding, respectively       865       864         865
  Paid-In Capital                       33,775    33,739      33,771
  Retained Earnings                     18,070    20,747      18,629

                                        52,710    55,350      53,265

  Treasury Stock, 2,386 shares, at cost    (48)      (48)        (48)
  Unearned Compensation-Restricted Stock  (323)     (557)       (382)

  TOTAL STOCKHOLDERS' EQUITY            52,339    54,745      52,835

     TOTAL LIABILITIES & STOCKHOLDERS'
       EQUITY                         $111,028  $118,146    $109,515



    The accompanying notes are an integral part of the financial statements.



                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                    and weighted average shares outstanding)


                                 For the Three Months Ended

                             March 30,               April 1,
                                1996                   1995
                            (Unaudited)            (Unaudited)


Net Sales                     $74,536                $80,664

Cost of Goods Sold             64,038                 68,696

  Gross Profit                 10,498                 11,968

Operating Expenses:
  Sales & Marketing             8,088                  9,018
  General & Administrative      2,437                  2,724
  Provision for Restructuring       0                      9
    Total                      10,525                 11,751

Operating Income (Loss)           (27)                   217

Other Income (Expense):
  Interest                       (593)                  (882)
  Other                            80                    185
    Total                        (513)                  (697)

Income (Loss) Before Income
  Taxes                          (540)                  (480)

Provision for Income Taxes         19                     30

Net Income (Loss)             $  (559)               $  (510)

Income (Loss) Per Share       $ (0.06)               $ (0.06)

Weighted Average Number of
Common Shares Outstanding   8,647,871              8,641,071



    The accompanying notes are an integral part of the financial statements.



                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flow
                                    ($000's)

                                              For the Three Months Ended

                                                 March 30,    April 1,
                                                   1996        1995
                                                (Unaudited) (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net Income (Loss)                              $ (559)     $  (510)
  Add (deduct) noncash items included in income:
   Depreciation and amortization                    886          987
   Provision for doubtful accounts                   14           86
   (Gain) on sale of property, plant, & equipment     0          (35)
   Provision for restructuring                        0            9
   Other                                             59          (69)
  Cash generated (used) by changes in components of
   working capital:
     Accounts receivable                         (7,693)      (5,455)
     Inventories                                    440       (3,363)
     Accounts payable                             1,949       (2,045)
     Other working capital                         (953)        (689)

NET CASH GENERATED (USED) BY OPERATING
  ACTIVITIES                                     (5,857)     (11,084)

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment      (914)      (1,797)
  Proceeds from disposal of property, plant, &
    equipment                                        26           37
  Proceeds from surrender of life insurance
    policies                                        862            0
  Acquisition of other assets, net                  (17)        (144)

NET CASH GENERATED (USED) BY INVESTING ACTIVITIES   (43)      (1,904)
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Cash proceeds from issuance of debt               452            0
  Increase in revolving credit debt, net            897        7,971
  Payments on debt                                 (152)        (257)
  Common stock issued for cash, net                   4            6
  Other                                             (16)           0

NET CASH GENERATED (USED) BY FINANCING ACTIVITIES 1,185        7,720

NET DECREASE IN CASH AND CASH EQUIVALENTS        (4,715)      (5,268)

CASH AND CASH EQUIVALENTS:
  Beginning of period                             5,135        6,195

  End of period                                  $  420      $   927

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                      $  854      $   852
   Income taxes                                      11           47



    The accompanying notes are an integral part of the financial statements.



                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 30, 1996


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

  BASIS OF PRESENTATION - The financial statements at March 30, 1996 and April 1, 1995, and for the three months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - INVENTORIES

  Inventories consisted of the following at (in thousands of dollars):

                            March 30,       April 1,     December 31,
                              1996            1995           1995
                           (unaudited)     (unaudited)

  Raw material             $   9,234       $   9,883      $   9,120
  Work-in-process              6,607           6,599          6,536
  Finished goods              37,141          41,838         37,766
                           $  52,982       $  58,320      $  53,422

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 3 - PROVISION FOR RESTRUCTURING

An $11.3 million restructuring charge was incurred in the second quarter of 1994. The original restructuring charge covered the cost of closing the Springfield, Oregon plant, the Weed, California veneer operation and other cost reductions and consolidations within Morgan Products. During the third and fourth quarters of 1994, the Company reviewed the charges reserved for in the restructuring and determined that certain estimated costs would not be as high as originally anticipated. At that time, certain other cost reduction and restructuring actions were approved and provided for, which offset the lower expenses. The additional expenses related to the restructuring of the Morgan Distribution operations and costs associated with the relocation of the Corporate headquarters. At the end of 1994, $4.9 million of the original $11.3 million had been used and the closing of the two plants was substantially complete. The remaining reserve at the end of 1994 related primarily to other cost reductions and consolidation to be taken within the Company, and the Corporate headquarters relocation.

During the first quarter of 1995, management again evaluated its restructuring reserves and determined that certain estimated costs would not be as high as had been expected and adjusted the reserve appropriately. In addition, incremental restructuring activities for Morgan Distribution (as described below) were approved during the first quarter.

Since his arrival in September 1994, the Company's new Chief Executive Officer and other members of senior management have been evaluating what actions are necessary to improve Morgan Distribution's profitability. A multi-year plan involving necessary management structure changes, a new management information system and future facility requirements was developed. The first phase of this restructuring plan was implemented during the first quarter of 1995. A new organizational structure was announced that eliminated several management positions including the unit president. The costs of severance and certain other cost reductions were provided for during the first quarter which more than offset the lower than originally anticipated expenses of the 1994 restructuring. No charges were made for changes in physical facilities since no actions were implemented in 1995 with respect to these.

The Company completed the relocation of the Corporate headquarters from Lincolnshire, Illinois to Williamsburg, Virginia during the third quarter of 1995. Most, but not all, of the expenses relating to the relocation were charged against the restructuring provision.

An additional $51,000 of restructuring expense was recorded in 1995 due to greater-than-expected restructuring costs. At December 31, 1995, a $3.8 million reserve balance remained.

During the first quarter of 1996, restructuring expenses charged against the restructuring reserve totaled $279,000, all of which were employee benefits resulting from severances with the exception of $21,000 for holding costs of closed facilities.

NOTE 4 - CREDIT AGREEMENT

The Company maintains a credit agreement with Fleet Capital which provides for a revolving credit facility of up to $65 million through July 13, 1997, and includes a letter of credit facility of up to $9 million through July 13, 1997. At March 30, 1996 the Company had borrowings of $29.2 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum tangible net worth, leverage and interest coverage ratios.



                Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 1996 VS
THREE MONTHS ENDED APRIL 1, 1995

The Company's net sales for the first quarter of 1996 were $74.5 million, representing a decline of 7.6% from the same period in 1995, when net sales were $80.7 million. The reduction in net sales reflects a 4.5% decrease in sales of manufactured products and a 9.8% decrease in sales of distributed products. Management believes that the decline in sales of products manufactured and distributed by the Company is due to the severe weather conditions in the Northeast and Midwest, which constitute the Company's major markets. The Company's Eastern distribution centers were shut down for more than 20% of the normal shipping days in January and February due to weather problems. The Company believes that most construction activity was slowed or stopped in these areas with resultant loss of sales. The Company expects some of this lost volume may be recovered, as indeed certain indexes have shown increased new construction activity in Eastern markets in 1996 over 1995, when the millwork phase of the new construction is reached.

For the first quarter of 1996, the Company reported a net loss of $559,000 or $0.06 per share compared to a net loss of $510,000 or $0.06 per share, for the first quarter of 1995, on average shares outstanding of 8,647,871 and 8,641,071, respectively.

The gross profit decrease of $1.5 million from the first quarter of 1995 to the corresponding period of 1996 was primarily the result of the aforementioned sales volume decrease. Overall, the Company's gross profit percentage decreased from 14.8% in the first quarter of 1995 to 14.1% in 1996.

Operating expenses for the first quarter of 1996 were $10.5 million, or 14.1% of net sales, compared to 1995 first quarter operating expenses of $11.8 million, or 14.6% of net sales. The decrease in operating expenses was primarily the result of decreases in employment related costs.

Interest expense for the first quarter of 1996 was $.3 million lower than for the same period in 1995. This is largely a result of the capitalization of interest on a major door manufacturing capital project.

The provision for income taxes in both years relates to recording of state taxes. There is no provision for federal taxes in either period given the Company's net operating loss position.

SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

Management believes that housing starts have a significant influence on the Company's level of business activity. Early indications are that housing starts for single family dwellings will improve in 1996 over 1995, particularly in the Midwest region. For the first two months, F.W. Dodge has single family housing starts 17% higher than 1995 for the total U.S. and 27% higher in the Midwest, despite the severe weather conditions. Dodge indicated that the rise in interest rates contributed to the surge, as buyers, suspecting the year-long decline in rates was ending, rushed to build. The expectation is that industry growth will moderate as the year progresses.

Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant influence on the Company's level of business activity. Management believes this market will continue to grow in importance to the Company.

In the past, raw material prices have fluctuated substantially for pine and fir lumber. Fir prices at year-end remained at record high levels, while pine lumber prices declined by 18.5% during 1995. Due to intense competitive pricing, this has resulted in reduced selling prices rather than increased profit margins. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established reliable offshore material resources. Management believes that these actions, together with aggressive pricing increases where competitive factors allow, will partially offset the impact of the high costs of raw material.

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

Working capital at March 30, 1996 was $60.7 million with a current ratio of 3.7 to 1.0, while at December 31, 1995 working capital was $58.7 million with a current ratio of 3.8 to 1.0. The increase in working capital was primarily the result of a $7.7 million increase in receivables reflecting the aforementioned seasonality of the Company's operations. This increase was partially offset by an inventory drop of $.4 million, a $1.2 million increase in current liabilities, and improved cash planning and management.

Long-term debt, net of cash, increased to $35.9 million at March 30, 1996, from $30.4 million at December 31, 1995. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 36.6% at December 31, 1995 to 40.7% at March 30, 1996. These increases since December 31, 1995 are primarily due to the aforementioned increase in working capital.

Cash used by operating activities amounted to $5.9 million for the three months ended March 30, 1996 primarily to support the higher level of receivables. By comparison, the three months ended April 1, 1995, reflected cash used by operating activities of $11.1 million. Investing activities in the first three months of 1996 used $43,000, compared to the corresponding period in 1995, when investing activities used $1.9 million. The 1996 investing activities included $.9 million in cash provided by the surrender of life insurance policies on former executives, and a like amount was expended for asset acquisitions. Financing activities provided $1.2 million through March 30, 1996, primarily to finance the normal seasonal increase in working capital requirements of the operation. During the same period in 1995, financing activities provided $7.7 million in cash. The $5.5 million difference in the financing requirements from year-to-year primarily reflects the need to finance the cash used by operating activities, which was $5.2 million greater in 1995 due to higher working capital.

The Company was in compliance with specific financial covenants in its amended credit agreement with Fleet Capital at March 30, 1996.



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

                                 MORGAN PRODUCTS LTD.


Date: April 26, 1996             By /s/ Douglas H. MacMillan
                                   Douglas H. MacMillan
                                   Vice President, Secretary and
                                   Chief Financial Officer
                                   (For the Registrant and as
                                   Principal Finance Officer)