Form 10-Q
period 1996-06-29
MORGAN PRODUCTS LTD
filed 1996-08-13
CIK 739790

=================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 29, 1996

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

             -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at July 27, 1996 was 8,648,988; 2,386 shares are held in treasury.
=================================================================


                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.

                           Consolidated Balance Sheets
                        ($000 except shares outstanding)

                                      June 29,    July 1, December 31,
                                        1996       1995       1995
                                     (Unaudited)(Unaudited)

                ASSETS

CURRENTS ASSETS:
  Cash and cash equivalents            $  2,105   $  2,489   $  5,135
  Accounts receivable, net               32,906     32,741     20,801
  Inventories                            52,924     55,859     53,422
  Other current assets                      804      1,214         22
        Total current assets             88,739     92,303     79,780

OTHER ASSETS                              4,211      6,178      6,235

PROPERTY, PLANT & EQUIPMENT, net         19,490     22,037     23,500

          TOTAL ASSETS                 $112,440   $120,518   $109,515

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                      $    221   $      0   $      0
  Current maturities of long-term debt      928      1,002        954
  Accounts payable                       16,060     14,629     11,121
  Accrued compensation and
      employee benefits                   6,231      6,535      5,625
  Income tax payable                        123        147        111
  Other current liabilities               3,857      2,671      3,295
        Total current liabilities        27,420     24,984     21,106

LONG-TERM DEBT                           32,057     41,456     35,574

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value,
    8,648,822, 8,642,788 and
    8,647,483 shares outstanding,
    respectively                            865        864        865
  Paid-in capital                        33,779     33,743     33,771
  Retained earnings                      18,632     20,017     18,629
                                         53,276     54,624     53,265

  Treasury stock, 2,386 shares, at cost     (48)       (48)       (48)
  Unamortized value of restricted stock    (265)      (498)      (382)
  TOTAL STOCKHOLDERS' EQUITY             52,963     54,078     52,835

     TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY           $112,440   $120,518   $109,515


The accompanying notes are an integral part of the financial statements.


                              MORGAN PRODUCTS LTD.

                         Consolidated Income Statements
                    ($000, except earnings per share amounts and weighted average shares outstanding)

                      For the Three Months Ended For the Six Months Ended
                           June 29,   July 1,      June 29,     July 1,
                             1996       1995         1996         1995
                         (Unaudited)(Unaudited)  (Unaudited)  (Unaudited)

Net sales                   $95,208   $  84,262     $169,744  $164,926

Cost of goods sold           80,829      72,709      144,867   141,405

  Gross profit               14,379      11,553       24,877    23,521

Operating expenses:
  Sales & marketing           8,553       8,909       16,641    17,927
  General & administrative    3,634       2,434        6,071     5,158
  Provision for
    restructuring               881           0          881         9
      Total                  13,068      11,343       23,593    23,094

Operating income (loss)       1,311         210        1,284       427

Other income (expense):
  Interest                     (776)       (984)      (1,369)   (1,866)
  Other                          57          75          137       260
      Total                    (719)       (909)      (1,232) (  1,606)

Income (loss) before
  income taxes                  592        (699)          52    (1,179)

Provision for income taxes       30          30           49        60

Net income (loss)           $   562   $    (729)    $      3  $ (1,239)


Income (loss) per share     $  0.06   $   (0.08)    $   0.00  $  (0.14)


Weighted average number
  of common shares
  outstanding             8,697,176   8,642,173    8,684,274 8,641,620


    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.

                      Consolidated Statements of Cash Flow
                                    ($000's)

                                               For the Six Months Ended
                                                June 29,      July 1,
                                                  1996          1995
                                               (Unaudited)  (Unaudited)

CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                               $     3    $(1,239)
  Add (deduct) noncash items included in income:
   Depreciation and amortization                    1,842      1,967
   Provision for doubtful accounts                     57          0
   (Gain) loss on sale of property,
     plant, & equipment                               (17)       (50)
   Provision for restructuring                        881          9
   Other                                              117       (142)
  Cash generated (used) by changes in
   components of working capital:
     Accounts receivable                          (12,162)    (8,380)
     Inventories                                      431       (902)
     Accounts payable                               4,939      3,119
     Other working capital                            869     (3,739)
NET CASH GENERATED (USED) BY OPERATING ACTIVITIES  (3,040)    (9,357)

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment      (1,518)    (2,117)
  Proceeds from disposal of property, plant,
   & equipment                                      4,127         43
  Proceeds from surrender of life insurance
   policies                                           925          0
  Acquisition of other assets, net                   (210)      (291)

NET CASH GENERATED (USED) BY INVESTING ACTIVITIES   3,324     (2,365)

CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Proceeds from issuance of debt                      496         26
  Increase in revolving credit debt, net           (3,223)     8,330
  Payments on debt                                   (565)      (318)
  Common stock issued for cash                          8         10
  Other                                               (30)     (  32)

NET CASH GENERATED (USED) BY FINANCING ACTIVITIES  (3,314)     8,016

NET DECREASE IN CASH AND CASH EQUIVALENTS          (3,030)    (3,706)

CASH AND CASH EQUIVALENTS:
  Beginning of period                               5,135      6,195

  End of period                                   $ 2,105     $2,489


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                       $ 1,702     $1,428
   Income taxes                                        37        116


The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 29, 1996


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

  BASIS OF PRESENTATION - The financial statements at June 29, 1996 and July 1, 1995, and for the three and six months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six months ended June 29, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

NOTE 2 - INVENTORIES

  Inventories consisted of the following at (in thousands of dollars):


                          June 29,        July 1,     December 31,
                            1996           1995           1995
                         (unaudited)    (unaudited)

  Raw material           $   8,756       $   9,409      $   9,120
  Work-in-process            7,222           7,234          6,536
  Finished goods            36,946          39,216         37,766
                         $  52,924       $  55,859      $  53,422

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

During the first quarter of 1995, management again evaluated its restructuring reserves and determined that certain estimated costs would not be as high as had been expected and adjusted the reserve appropriately. In addition, incremental restructuring activities for Morgan Distribution (as described below) were approved during the first quarter of 1995.

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

The Company completed the relocation of the Corporate headquarters from Lincolnshire, Illinois to Williamsburg, Virginia during the third quarter of 1995. Most, but not all, of the expenses relating to the relocation were charged against the restructuring reserve in that period.

During the fourth quarter, no significant activity occurred in the reserve. At December 31, 1995, a $3.8 million reserve balance remained.

During the first quarter of 1996, restructuring expenses charged against the restructuring reserve totaled $279,000, substantially all of which were employee benefits resulting from severances.

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility for $4.1 million. The entire product line of doors previously manufactured in Lexington will be shifted to the Company's Oshkosh, Wisconsin door manufacturing facility during the third and fourth quarters of 1996. The Company recorded an additional restructuring charge in the second quarter of $356,000 related to the sale of the Lexington facility. It is expected that the Company will incur additional aggregate restructuring expenses of approximately $1.6 million in the third and fourth quarters of 1996 related to the sale.

Also in the second quarter, a $470,000 reserve was recorded for incremental costs related to the 1994 plant closings in Springfield, Oregon and Weed, California and the 1995 reorganization of the Manufacturing Division Office in Oshkosh, Wisconsin (due to changes in cost estimates). At June 29, 1996, the reserve balance was $3.774 million.

NOTE 4 - CREDIT AGREEMENT

The Company maintains a credit agreement with Fleet Capital which provides for a revolving credit facility of up to $65 million through July 13, 1998, and includes a letter of credit facility of up to $9 million through July 13, 1998. During the second quarter, the Company and Fleet Capital signed an amendment extending the existing agreement. The amendment became effective June 30, 1996 and has terms similar to or more favorable to the Company than those previously in effect. At June 29, 1996 the Company had borrowings of $25.0 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum tangible net worth, leverage and interest coverage ratios.


                Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 29, 1996 vs
Three Months Ended July 1, 1995

The Company's net sales for the second quarter of 1996 were $95.2 million, representing a 13.0% increase over the same period in 1995, when sales were $84.3 million. The increase in sales reflects an 11.8% increase in sales of distributed products and a 21.0% improvement in sales of manufactured products. The second quarter of 1995 had single family housing starts at an annual rate of
1.116 million. This increase is a reflection of an increase in construction activity. For April and May of 1996 (June data is not yet available), F.W. Dodge shows single family housing starts at 1.332 million units on an annual basis, a 19.4% increase. However, the Northeast region, where the Company derives a significant portion of its business, experienced only a 6% increase. Cahners Building and Construction Marketing Fore-cast is projecting a slowdown in the second half of 1996, with the year as a whole showing only a 3.1% rise in single family housing starts.

For the second quarter of 1996, the Company reported net income of $.6 million or $0.06 per share compared to a net loss of $.7 million or $0.08 per share for the same period in 1995, on average shares outstanding of 8,648,970 and 8,642,173, respectively. As discussed in Note 3, included in the second quarter 1996 results is a restructuring charge of $.9 million to cover the costs of closing the Company's Lexington, North Carolina manufacturing plant and incremental exit costs at the previously discontinued operations at Springfield, Oregon and Weed, California. Excluding the $.9 million restructuring charge for 1996, the Company reported net income of $1.5 million or $.17 per share. The increase in net income, exclusive of the restructuring charge, was primarily caused by higher sales volume and improved profit margins. The 1995 second quarter included a $.5 unfavorable inventory adjustment at the Company's distribution center in Virginia.

The gross profit increase of $2.8 million from the second quarter of 1995 to the corresponding period of 1996 was primarily the result of the aforementioned sales volume increase, cost reductions, material cost improvements, and the impact of the 1995 inventory losses at Virginia.

Operating expenses for the second quarter of 1996 were $12.2 million, excluding the restructuring charge, or 12.8% of net sales, compared to 1995 second quarter operating expenses of $11.3 million, or 13.5% of net sales, excluding the aforementioned inventory losses. The increase in operating expenses was primarily related to employment related costs. However, operating expenses as a percentage of net sales for the second quarter of 1996 has declined from the same period in 1995 due to net sales increasing at a greater rate than the operating expenses.

The provision for income taxes in both years relates to the recording of state taxes. The provision for federal taxes is offset by the Company's net operating loss position.

Six Months Ended June 29, 1996 vs
Six Months Ended July 1, 1995

The Company's net sales for the 1996 six-month period were $169.7 million, representing a 2.9% increase from the 1995 six-month period, when net sales were $164.9 million. The increase in net sales was primarily the result of a 1.5% increase in the sales of distributed products and a 7.3% increase in the sales of manufactured products. This increase is a reflection of an increase in construction activity. Single family housing starts for the first five months of 1996 (June data is not yet available) were 19% greater than for the same period in 1995. However, the Northeast region, where the Company derives a significant portion of its business, experienced only a 6% increase.

The Company reported year-to-date breakeven net earnings in 1996 compared to a net loss of $1.2 million or $.14 per share for 1995 on average shares outstanding of 8,648,319 and 8,641,620 respectively. Excluding the $.9 million restructuring charge in 1996, the Company reported earnings of $.9 million or $.10 per share. The increase in net income, exclusive of the restructuring charge, was primarily caused by the impact of a higher sales volume, material and other cost reductions, and the 1995 inventory losses at Virginia on gross profit, as well as reduced operating expenses and lower interest expense. These favorable items were somewhat offset by less favorable pricing and mix and higher overhead costs.

The gross profit increase of $1.4 million from the first half of 1995 to the corresponding period of 1996 was primarily the result of the effect of the aforementioned increase in sales at both the manufacturing and distribution divisions, in addition to the impact of the 1995 inventory losses in the Company's Virginia distribution center. The gross profit percentage improved from 14.3% in the first half of 1995 to 14.7% in 1996. Excluding the restructuring charges in both periods, operating expenses for the six-month period decreased $.4 million from 1995 to 1996. Operating expenses for 1996 were $22.7 million or 13.4% of net sales, compared to 1995 expenses of $23.1 million or 14.0% of net sales, excluding the restructuring charges in both periods. The decline in operating expenses was a consequence of tighter cost controls on non-personnel costs and lower salaries. These were partially offset by higher 1996 accruals for incentive bonuses and profit sharing. Due to the losses in 1995, these accruals were not appropriate in the prior year.

Year-to-date 1996 interest expense was $.5 million lower than for the similar period of 1995. Of this, $.3 million was due to the capitalization of interest incurred in connection with the door manufacturing expansion. The remainder was a result of lower bank debt levels and lower interest rates in 1996.

The provision for income taxes in both years relates to the recording of state taxes. The provision for federal taxes is offset by the Company's net operating loss position.

Significant Business Trends/Uncertainties

Management believes that housing starts have a significant influence on the Company's level of business activity. Early indications are that housing starts for single family dwellings will improve in 1996 over 1995, particularly in the Midwest region. For the first five months, F.W. Dodge has single family housing starts 19% higher than the similar period of 1995 for the total U.S. and 23% higher in the Midwest. Dodge indicated that the rise in interest rates contributed to the surge, as buyers, suspecting the year-long decline in rates was ending, rushed to build. The expectation is that industry growth will moderate as the year progresses.

Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant influence on the Company's level of business activity. Management believes this market will continue to grow in importance to the Company.

In the past, raw material prices have fluctuated substantially for pine and fir lumber. Fir prices at 1995 year-end remained at record high levels, while pine lumber prices declined by 18.5% during 1995. Due to intense competitive pricing, this has resulted in reduced selling prices rather than increased profit margins. For the first six months of 1996, fir prices continued to remain unchanged at the record level, while pine prices escalated 6.5% from the 1995 year-end price. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established reliable offshore material resources. Management believes that these actions, together with aggressive pricing increases where competitive factors allow, will partially offset the impact of the high cost of raw material.

Liquidity and Capital Resources

The Company's working capital requirements are related to its sales which, because of its dependency on housing starts and the repair and remodeling market, are seasonal and, to a degree, weather dependent. This seasonality affects the need for working capital inasmuch as it is necessary to carry larger inventories and receivables during certain months of the year.

Working capital at June 29, 1996 was $61.3 million with a current ratio of 3.2 to 1.0, while at December 31, 1995 working capital was $58.7 million with a current ratio of 3.8 to 1.0. The increase in working capital was primarily the result of a $12.1 million increase in receivables reflecting the aforementioned seasonality of the Company's operations. This increase was partially offset by inventories which were lower by $.4 million, a $5.8 million increase in current liabilities, and improved cash planning and management.

Long-term debt, net of cash, decreased to $30.0 million at June 29, 1996, from $30.4 million at December 31, 1995. The Company's ratio of long-term debt, net of cash, to total capitalization decreased from 36.6% at December 31, 1995 to 36.1% at June 29, 1996. These decreases since December 31, 1995 are primarily due to the $.5 million decrease in long-term debt, net of cash and higher stockholders' equity. The higher working capital requirements were more than offset by the $4.1 million proceeds from the sale of the Lexington plant.

Cash used by operating activities amounted to $3.0 million for the six months ended June 29, 1996, primarily to support the higher level of receivables. By comparison, the six months ended July 1, 1995, reflected cash used by operating activities of $9.4 million. Investing activities in the first six months of 1996 generated $3.3 million, compared to the corresponding period in 1995, when investing activities used $2.4 million. The 1996 investing activities included $.9 million in cash provided by the surrender of life insurance policies on former executives, $1.5 million expended for asset acquisitions, and $4.1 million generated by asset disposals. Financing activities used $3.3 million through June 29, 1996, primarily to repay debt. During the same period in 1995, financing activities provided $8.0 million in cash. The $11.1 million difference in the financing requirements between the first six months of 1995 and of 1996 primarily reflects the need to finance the cash used by operating activities, which was $5.9 million greater in 1995 due to higher working capital, as well as a $.6 million decline in capital spending in 1996, proceeds of $.9 million from the surrender of life insurance policies, and $4.1 million from the disposal of property and equipment.

The Company was in compliance with the specific financial covenants in its amended credit agreement with Fleet Capital at June 29, 1996.

The Company executed an amended credit agreement with Fleet Capital effective June 30, 1996. The terms are similar to or more favorable to the Company than the terms previously in effect. The amendment extends the revised credit agreement through July 13, 1998.

                           PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Stockholders on May 15, 1996, a vote was taken for the election of directors for a one-year term. All directors were re-elected by the following common stock vote:

                                  For         Withhold Authority

     F.J. Hawley, Jr.          7,916,447            32,437
     L.R. Robinette            7,918,150            30,734
     J.S. Crowley              7,917,449            31,435
     H.G. Haas                 7,917,949            30,935
     W.R. Holland              7,916,651            32,233
     A.F. Doody, Jr.           7,918,651            30,233
     E.T. Tokar                7,913,359            35,525
     B.H. Stebbins             7,916,151            32,733
     P.J. McDonough, Jr.       7,918,150            30,734

The second item on the ballot was the ratification of the selection of Price Waterhouse LLP as independent accountants for the Company for the 1996 fiscal year. The ratification passed by a common stock vote as follows: For
7,591,786; Against   350,084; Abstain   7,014.

ITEM 5.  OTHER INFORMATION

The Company signed an agreement July 22, 1996 to purchase, subject to certain contingencies, the assets and assume certain liabilities of Tennessee Building Products and its subsidiary, Titan Building Products. The companies to be acquired are distributors of windows, doors, kitchen cabinets, and other millwork and glass products, with facilities in Nashville, TN; Chattanooga, TN; Charlotte, NC; and Greenville, SC.

The purchase, which is currently in the statutory waiting period under the federal Hart-Scott-Rodino Act, is currently expected to be consummated in the third quarter. The acquired entities had actual 1995 net sales of slightly more than $47 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

           Exhibit

           10.1     Purchase agreement with JELD-WEN, inc.
                    for the Lexington, North Carolina door
                    manufacturing facility.

           10.2 Agreement between Local 705, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, AFL-CIO and Morgan Distribution at West Chicago, IL.

           27       Financial Data Schedule

      (b)  No reports on Form 8-K were filed during the quarter.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MORGAN PRODUCTS LTD.


Date: August 13, 1996         By  /s/ Douglas H. MacMillan
                                  Douglas H. MacMillan
                                  Vice President, Secretary and
                                  Chief Financial Officer
                                  (For the Registrant and as
                                  Principal Finance Officer)


                                  EXHIBIT INDEX

      Exhibit No.                                                       Page No.

      10.1 Purchase agreement with JELD-WEN, inc. for the Lexington, North Carolina door manufacturing facility.

      10.2 Agreement between Local 705, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of
           America, AFL-CIO and Morgan Distribution at West Chicago,
           IL.

      27   Financial Data Schedule