Form 10-Q/A
period 1996-06-29
MORGAN PRODUCTS LTD
filed 1996-08-22
CIK 739790

=================================================================

                                    FORM 10-Q/A-1

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

           Exhibit

           10.3 Asset Purchase Agreement dated as of July 22, 1996 by and among Morgan Products Ltd., Tennessee Building Products, Inc., Titan Building Products, Inc., James Fishel, James Schulman and Tennessee Building Products, Inc.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MORGAN PRODUCTS LTD.


Date: August 22, 1996         By  /s/ Douglas H. MacMillan
                                  Douglas H. MacMillan
                                  Vice President, Secretary and
                                  Chief Financial Officer
                                  (For the Registrant and as
                                  Principal Finance Officer)


                                  EXHIBIT INDEX

      Exhibit No.                                                       Page No.

      10.3 Asset Purchase Agreement dated as of July 22, 1996 by and among Morgan Products Ltd., Tennessee Building Products, Inc., Titan Building Products, Inc., James Fishel, James Schulman and Tennessee Building Products, Inc.