Form 10-Q
period 1996-09-28
MORGAN PRODUCTS LTD
filed 1996-11-07
CIK 739790

================================================================================

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 28, 1996

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



                                    (757) 564-1700
                 (Registrant's telephone number, including area code)

                        -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at October 22, 1996 was 8,649,517; 2,386 shares are held in treasury.
================================================================================

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS
                                 MORGAN PRODUCTS LTD.
                             Consolidated Balance Sheets
                           ($000 except shares outstanding)



                                                     September 28,   September 30,  December 31,
                                                         1996            1995           1995
                                                     ------------    ------------   ------------
                                                      (Unaudited)    (Unaudited)
                ASSETS

CURRENTS ASSETS:
  Cash and cash equivalents                           $    1,717     $    1,420     $    5,135
  Accounts receivable, net                                39,122         31,701         20,801
   Inventories                                            67,540         55,881         53,422
   Income tax receivable                                     306              0              0
  Other current assets                                       892            858            422
                                                      ----------     ----------     ----------
        Total current assets                             109,577         89,860         79,780
                                                      ----------     ----------     ----------

OTHER ASSETS                                               7,039          6,246          6,235

PROPERTY, PLANT & EQUIPMENT, net                          23,171         22,886         23,500
                                                      ----------     ----------     ----------

         TOTAL ASSETS                                 $  139,787     $  118,992     $  109,515
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                     $       88     $        0     $        0
  Current maturities of long-term debt                     1,028            942            954
  Accounts payable                                        18,884         14,481         11,121
  Accrued compensation and employee benefits               7,258          6,626          5,625
  Income tax payable                                           0             83            111
  Other current liabilities                                3,547          3,091          3,295
                                                      ----------     ----------     ----------
        Total current liabilities                         30,805         25,223         21,106
                                                      ----------     ----------     ----------

LONG-TERM DEBT                                            55,023         39,496         35,574

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 8,649,308, 8,646,783
    and 8,647,483 shares outstanding, respectively           865            865            865
  Paid-in capital                                         33,782         33,768         33,771
  Retained earnings                                       19,567         20,128         18,629
                                                      ----------     ----------     ----------
                                                          54,214         54,761         53,265

  Treasury stock, 2,386 shares, at cost                      (48)           (48)           (48)
  Unamortized value of restricted stock                     (207)          (440)          (382)
                                                      ----------     ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY                              53,959         54,273         52,835
                                                      ----------     ----------     ----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $  139,787     $  118,992     $  109,515
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------




       The accompanying notes are an integral part of the financial statements.

                                 MORGAN PRODUCTS LTD.
                            Consolidated Income Statements
                      ($000, except earnings per share amounts
                       and weighted average shares outstanding)



                                            For the Three Months Ended    For the Nine Months Ended
                                            --------------------------    -------------------------
                                            September 28,  September 30,  September 28,  September 30,
                                                1996           1995           1996           1995
                                            ------------   ------------   ------------   ------------
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net sales                                   $   97,377     $   90,723     $  267,121     $  255,649

Cost of goods sold                              82,775         78,278        227,642        219,683
                                            ----------     ----------     ----------     ----------

    Gross profit                                14,602         12,445         39,479         35,966
                                            ----------     ----------     ----------     ----------

Operating expenses:
    Sales & marketing                            8,712          8,766         25,353         26,693
    General & administrative                     2,707          2,726          8,778          7,885
    Provision for restructuring                  1,956              0          2,837              9
                                            ----------     ----------     ----------     ----------
         Total                                  13,375         11,492         36,968         34,587
                                            ----------     ----------     ----------     ----------

Operating income (loss)                          1,227            953          2,511          1,379
                                            ----------     ----------     ----------     ----------

Other income (expense):
    Interest                                      (778)        (1,006)        (2,147)        (2,872)
    Other                                           80            116            217            376
                                            ----------     ----------     ----------     ----------
         Total                                    (698)          (890)        (1,930)        (2,496)
                                            ----------     ----------     ----------     ----------

Income (loss) before income taxes                  529             63            581         (1,117)

Provision for income taxes                        (406)           (48)          (357)            12
                                            ----------     ----------     ----------     ----------

Net income (loss)                           $      935     $      111     $      938     $   (1,129)
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Income (loss) per share                     $     0.11     $     0.01     $     0.11     $    (0.13)
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Weighted average number of
  common shares outstanding                  8,808,636      8,644,423      8,724,938      8,642,362
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------




       The accompanying notes are an integral part of the financial statements.

                                 MORGAN PRODUCTS LTD.
                        Consolidated Statements of Cash Flows
                                       ($000's)



                                                                  For the Nine Months Ended
                                                                ----------------------------
                                                                September 28,  September 30,
                                                                    1996           1995
                                                                (Unaudited)    (Unaudited)
                                                                ------------   -----------
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                              $     938      $  (1,129)
  Add (deduct) noncash items included in income:
    Depreciation and amortization                                    2,800          2,892
    Provision for doubtful accounts                                    143            (32)
    (Gain) loss on sale of property, plant, & equipment                  5            (11)
    Provision for restructuring                                        881              0
    Other                                                              175           (104)
  Cash generated (used) by changes in components of
    working capital:
      Accounts receivable                                          (11,633)        (7,308)
      Inventories                                                   (6,274)          (924)
      Accounts payable                                               5,503          2,971
      Other working capital                                            724         (2,936)
                                                                 ---------      ---------

NET CASH GENERATED (USED) BY OPERATING ACTIVITIES                   (6,738)        (6,581)
                                                                 ---------      ---------

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment                       (3,864)        (3,786)
  Acquisition of Tennessee Building Products                       (15,610)             0
  Proceeds from disposal of property, plant, & equipment             4,118             49
  Proceeds from surrender of life insurance policies                   925              0
  Acquisition of other assets, net                                  (1,118)          (481)
                                                                 ---------      ---------

NET CASH GENERATED (USED) BY INVESTING ACTIVITIES                  (15,549)        (4,218)
                                                                 ---------      ---------

CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt                                88              0
  Proceeds from issuance of long-term debt                          20,055          6,739
  Payments on long-term debt                                        (1,285)          (751)
  Common stock issued for cash                                          11             36
                                                                 ---------      ---------

NET CASH GENERATED (USED) BY FINANCING ACTIVITIES                   18,869          6,024
                                                                 ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (3,418)        (4,775)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                5,135          6,195
                                                                 ---------      ---------

  End of period                                                  $   1,717      $   1,420
                                                                 ---------      ---------
                                                                 ---------      ---------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
  Interest                                                       $   2,465      $   2,848
  Income taxes                                                          60            132





       The accompanying notes are an integral part of the financial statements.

                                MORGAN PRODUCTS LTD.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED SEPTEMBER 28, 1996




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

CONSOLIDATION - The consolidated financial statements include the accounts of all business units of the Company. All intercompany transactions, profits and balances are eliminated.

BASIS OF PRESENTATION - The financial statements at September 28, 1996 and September 30, 1995, and for the three and nine months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine months ended September 28, 1996 are not necessarily indicative of the results that may be expected for the full year or any other interim period.


NOTE 2 - INVENTORIES

Inventories consisted of the following at (in thousands of dollars):

                        September 28,  September 30,  December 31,
                           1996            1995           1995
                        -----------    -----------    -----------
                        (unaudited)    (unaudited)

  Raw material          $  12,461      $   9,870      $   9,120
  Work-in-process           7,801          7,098          6,536
  Finished goods           47,278         38,913         37,766
                        ---------      ---------      ---------
                        $  67,540      $  55,881      $  53,422
                        ---------      ---------      ---------
                        ---------      ---------      ---------

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 3 - PROVISION FOR RESTRUCTURING

An $11.3 million restructuring charge was incurred in the second quarter of 1994. The original restructuring charge covered the cost of closing the Springfield, Oregon plant, the Weed, California veneer operation and other cost reductions and consolidations within the Company. During the third and fourth quarters of 1994, the Company reviewed the charges reserved for in the restructuring and determined that certain estimated costs would not be as high as originally anticipated. At that time, certain other cost reduction and restructuring actions were approved and provided for, which offset the lower expenses. The additional expenses related to the restructuring of the Morgan Distribution operations and costs associated with the relocation of the Corporate headquarters. At the end of 1994, $4.9 million of the original $11.3 million had been used and the closing of the two plants was substantially complete. The remaining reserve at the end of 1994 related primarily to other cost reductions and consolidation to be taken within the Company, and the Corporate headquarters relocation.

During the first quarter of 1995, management again evaluated its restructuring reserves and determined that certain estimated costs would not be as high as had been expected and adjusted the reserve appropriately. In addition, incremental restructuring activities for Morgan Distribution (as described below) were approved during the first quarter of 1995.

Since his arrival in September 1994, the Company's new Chief Executive Officer and other members of senior management have been evaluating what actions are necessary to improve Morgan Distribution's profitability. A multi-year plan involving necessary management structure changes, a new management information system and future facility requirements was developed. The first phase of this restructuring plan was implemented during the first quarter of 1995. A new organizational structure was announced that eliminated several management positions. The costs of severance and certain other cost reductions were provided for during the first quarter which more than offset the lower than originally anticipated expenses of the 1994 restructuring. No charges were made for changes in physical facilities since no actions were implemented in 1995 with respect to these facilities.

The Company completed the relocation of the Corporate headquarters from Lincolnshire, Illinois to Williamsburg, Virginia during the third quarter of 1995. Most, but not all, of the expenses relating to the relocation were charged against the restructuring reserve in that period.

During the fourth quarter of 1995, no significant activity occurred in the reserve. At December 31, 1995, a $3.8 million reserve balance remained.

During the first quarter of 1996, restructuring expenses charged against the restructuring reserve totaled $279,000, substantially all of which were employee benefits resulting from severances.

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility for $4.1 million. The entire product line of doors previously manufactured in Lexington will be shifted to the Company's Oshkosh, Wisconsin door manufacturing facility during the third and fourth quarters of 1996. The Company recorded an additional restructuring charge in the second quarter of $356,000, primarily related to the loss on the sale of the Lexington facility.

Also in the second quarter, a $470,000 reserve was recorded for incremental costs related to the 1994 plant closings in Springfield, Oregon and Weed, California and the 1995 reorganization of the Manufacturing Division office in Oshkosh, Wisconsin (primarily due to changes in cost estimates in the incremental workers compensation claims incurred prior to the commitment date). At June 29, 1996, the reserve balance was $3.8 million.

In the third quarter of 1996, restructuring costs charged against income related to the Lexington plant shutdown and consolidation of operations in Oshkosh totaled $1,956,000. Additionally, $522,000 of restructuring expenses were charged against the 1996 reserve balance during the quarter. The September 28, 1996 reserve balance was $3.2 million. It is expected that the Company will incur additional aggregate restructuring expenses of approximately $1.0 million in the fourth quarter related to the consolidation of the Lexington operations into Oshkosh, as previously announced. These restructuring expenses include Lexington operating costs after cessation of production and incremental hiring, training, and relocation costs associated with the transfer of Lexington production to Oshkosh. These costs will be expensed as incurred.

NOTE 4 - CREDIT AGREEMENT

The Company maintains a credit agreement with its bank group which provides for a revolving credit facility of up to $65 million through July 13, 1998, and includes a letter of credit facility of up to $9 million through July 13, 1998. During the second quarter, the Company and its bank group signed an amendment extending the existing agreement. The amendment became effective June 30, 1996 and has terms similar to, or more favorable to, the Company than those previously in effect. During the third quarter and early fourth quarter, the parties executed two additional amendments which altered the financial covenants to give effect to the TBP acquisition. At September 28, 1996 the Company had borrowings of $47.5 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum tangible net worth, leverage and interest coverage ratios.

NOTE 5 - ACQUISITION OF TENNESSEE BUILDING PRODUCTS

On August 30, 1996, the Company acquired certain assets and assumed certain liabilities of Tennessee Building Products, Inc. and subsidiary ("TBP"). TBP, which had annual sales of approximately $46.8 million for the year ended December 31, 1995, is a distributor of windows, doors, kitchen cabinets, and other millwork and glass products, to residential builders and other customers. The purchase price of $15.6 million, including $.3 million in acquisition costs, subject to certain purchase price adjustments, was financed through borrowings on the company's revolving credit facility. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired was recognized as goodwill and is being amortized over 25 years. The operating results of TBP have been included in the Company's consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1995 (in thousands except per share amounts):

                                                 Nine Months Ended
                                                 -----------------
                                      September 28, 1996     September 30, 1995
                                      -------------------    -------------------

Net sales                                $ 301,121               $ 290,003
Net income (loss)                        $   1,756               $  (1,370)
Earnings (loss)
 per common share                        $     .20               $    (.16)


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the TBP acquisition been consummated as of January 1, 1995, nor is it necessarily indicative of future operating results.

                  Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1996 VS
THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company's net sales for the third quarter of 1996 were $97.4 million, representing a 7.3% increase over the same period in 1995, when sales were $90.7 million. The increase in sales reflects a 6.5% increase in sales of distributed products, a 12.1% decrease in sales of manufactured products, and the purchase of TBP in August 1996. The decrease in sales of manufactured goods related to operating difficulties due to the sale of the Lexington, North Carolina facility and consolidation of operations into the Oshkosh, Wisconsin plant, rather than a decrease in customer orders. Based upon F.W. Dodge statistics for July and August 1996, single family housing starts were at a seasonally adjusted annual rate of slightly below 1.1 million units.
This increase of 7.0% over the same period in 1995 reflected an increase in construction activity. However, the Northeast region, where the Company derives a significant portion of its business, experienced only a 6% increase.

For the third quarter of 1996, the Company reported net income of $.9 million or $0.11 per share compared to a net income of $.1 million or $0.01 per share for the same period in 1995, on average shares outstanding of 8,808,636 and 8,644,423, respectively. As discussed in Note 3, included in the third quarter 1996 results is a restructuring charge of $1.9 million to cover the costs of closing the Company's Lexington, North Carolina manufacturing plant. Excluding the $1.9 million restructuring charge for 1996, the Company reported net income of $2.8 million or $.33 per share. The increase in net income, exclusive of the restructuring charge, was primarily caused by higher sales volume, improved profit margins, reductions to operating expenses, and the acquisition of Tennessee Building Products.

The gross profit increase of $2.2 million from the third quarter of 1995 to the corresponding period of 1996 was primarily the result of the aforementioned sales volume increase, cost reductions, material cost improvements, and the TBP acquisition.

Operating expenses for the third quarter of 1996 were $11.4 million, excluding the restructuring charge, or 11.7% of net sales, compared to 1995 third quarter operating expenses of $11.5 million, or 12.7% of net sales. Operating expenses as a percent of net sales have decreased primarily due to the closing of the Lexington manufacturing facility and the resulting elimination of significant duplicate operating expenses.

Third quarter 1996 interest expense was $.2 million lower than for the similar period of 1995. Of this, $.1 million was due to the capitalization of interest incurred in connection with the door manufacturing expansion. The remainder was a result of lower bank debt levels and lower interest rates in 1996.

The provision for income taxes in both years relates to the recording of state taxes. The provision for federal taxes is offset by the Company's net operating loss position. Additionally, 1996's third quarter reflects a tax benefit related to the amendment of prior year tax returns.

NINE MONTHS ENDED SEPTEMBER 28, 1996 VS
NINE MONTHS ENDED SEPTEMBER 30, 1995


The Company's net sales for the 1996 nine-month period were $267.1 million, representing a 4.5% increase from the 1995 nine-month period, when net sales were $255.6 million. The increase in net sales was primarily the result of a 3.3% increase in the sales of distributed products, a 1.2% increase in the sales of manufactured products, and the acquisition of TBP. The increase in the sale of manufactured products would have been materially higher but for the operating difficulties related to the sale of the Lexington, North Carolina manufacturing facility and the consolidation of operations into the Oshkosh, Wisconsin plant.

The Company reported year-to-date 1996 net income of $.9 million or $.11 per share, compared to a net loss of $1.1 million or $0.13 per share for 1995 on average shares outstanding of 8,724,938 and 8,642,362 respectively. Excluding the $2.8 million restructuring charges in 1996, the Company reported earnings of $3.7 million or $0.43 per share. The increase in net income, exclusive of the restructuring charges, was primarily caused by the impact of a higher sales volume, material and other operating cost reductions, the purchase of TBP, and the 1995 inventory losses at the Virginia distribution center on gross profit, as well as reduced operating expenses and lower interest expense. These favorable items were somewhat offset by less favorable pricing and mix and higher overhead costs.

The gross profit increase of $3.5 million from the first nine months of 1995 to the corresponding period of 1996 was primarily the result of the effect of the aforementioned increase in sales at both the manufacturing and distribution divisions and the addition of TBP, in addition to the impact of the 1995 inventory losses at the Company's Virginia distribution center. The gross profit percentage improved from 14.1% in the first nine months of 1995 to 14.8% in 1996.

Excluding the restructuring charges, year-to-date operating expenses decreased $.5 million from 1995 to 1996. Operating expenses for 1996 were $34.1 million or 12.8% of net sales, compared to 1995 expenses of $34.6 million or 13.5% of net sales, excluding the restructuring charges. The decline in operating expenses as a percentage of net sales primarily due to the closing of the Lexington manufacturing facility and the resulting elimination of significant duplicate operating expenses, tighter cost controls on non-personnel costs and lower salaries. These were partially offset by higher 1996 accruals for incentive bonuses and profit sharing. Due to the losses in 1995, these accruals were not appropriate in the prior year.

Year-to-date 1996 interest expense was $.7 million lower than for the similar period of 1995. Of this, $.4 million was due to the capitalization of interest incurred in connection with the door manufacturing expansion. The remainder was a result of lower bank debt levels and lower interest rates in 1996.

The provision for income taxes in both years relates to the recording of state taxes. The provision for federal taxes is offset by the Company's net operating loss position. Additionally, 1996 reflects a tax benefit related to the amendment of prior year tax returns.

SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

Management believes that housing starts have a significant influence on the Company's level of business activity. For the first eight months of 1996, F.W. Dodge indicates that single family housing starts are 14% greater than for the similar period of 1995. Lower interest rates and pent up demand are credited with causing the increase. The expectation is that industry growth will moderate in the fourth quarter, but that the full year 1996 will show a significantly higher construction rate than 1995 for single family dwellings.

Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center improvement chains may have a significant influence on the Company's level of business activity. Management believes this market will continue to grow in importance to the Company.

In the past, raw material prices have fluctuated substantially for pine and fir lumber. Fir prices at 1995 year-end remained at record high levels, while pine lumber prices declined by 18.5% during 1995. Due to intense competitive pricing, this resulted in reduced selling prices rather than increased profit margins. For the first nine months of 1996, fir prices remained unchanged at the record level, while pine prices escalated approximately 17.6% from the 1995 year-end price. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established reliable offshore material resources. Management believes that these actions, together with aggressive price increases where competitive factors allow, will partially offset the impact of the high cost of raw material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements are related to its sales, which, because of its dependency on housing starts and the repair and remodeling market, are seasonal and, to a degree, weather dependent. This seasonality affects the need for working capital inasmuch as it is necessary to carry larger inventories and receivables during certain months of the year.

Working capital at September 28, 1996 was $78.8 million, with a current ratio of 3.6 to 1.0, while at December 31, 1995 working capital was $58.7 million with a current ratio of 3.8 to 1.0. The increase in working capital was primarily the result of an $11.6 million increase in receivables, as well as an $11.5 million increase as a result of the TBP acquisition. This increase was partially offset by a $.7 million decrease in other working capital. As a consequence of the operational problems the Oshkosh, Wisconsin manufacturing operation is experiencing in consolidating the Lexington production, exclusive of TBP inventories were $6.3 million higher, with a partially compensating $5.5 million increase in accounts payable.

Long-term debt, net of cash, increased to $53.3 million at September 28, 1996, from $30.4 million at December 31, 1995. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 36.6% at December 31, 1995 to 49.7% at September 28, 1996. The increase in long-term debt was a result of the need to finance the $8.6 million increase in working capital (exclusive of the TBP working capital), the $16.8 million paid to acquire TBP and pay off its debt, and $3.9 million of capital spending partially offset by the sale of the Lexington facility for $4.1 million and the redemption of certain life insurance policies for $.9 million.

Cash used by operating activities amounted to $6.7 million for the nine months ended September 28, 1996, primarily to support the higher level of receivables. By comparison, the nine months ended September 30, 1995, reflected cash used by operating activities of $6.6 million. Investing activities in the first nine months of 1996 used $15.5 million, compared to the corresponding period in 1995, when investing activities used $4.2 million. The 1996 investing activities included $.9 million in cash provided by the surrender of life insurance policies on former executives, $3.9 million expended on capital projects, $15.6 million, including acquisition costs, for the purchase of TBP and $4.1 million generated by asset disposals. Financing activities generated $18.8 million through September 28, 1996, almost exclusively by the increase in the outstanding revolving bank debt. During the same period in 1995, financing activities provided $6.0 million in cash. The $12.8 million difference in financing requirements between the first nine months of 1995 and of 1996 primarily reflects the need to finance the TBP acquisition discussed previously.

The Company executed an amended credit agreement with its Bank Group effective June 30, 1996. The terms are similar to or more favorable to the Company than the terms previously in effect. The amendment extends the revised credit agreement through July 13, 1998. The Company executed amendments dated August 30, 1996 and October 21, 1996 which altered the specific financial covenants to give effect to the TBP acquisition.

The Company was in compliance with the specific financial covenants in its amended credit agreement with its Bank Group at September 28, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              EXHIBIT

              10.1 Amendment #7, dated October 22, 1996, to the Loan and
                   Security Agreement among the Company, certain banks and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994.

              10.2 Form of Indemnification Agreement, dated September 17, 1996, between the Company and David A. Braun.

              27   Financial Data Schedule

         (b)  Three reports on Form 8-K were filed during the quarter.

              1.    Current Report on Form 8-K, pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934, was voluntarily filed with the Commission on September 13, 1996 for the acquisition of Tennessee Building Products (Commission File No. 1-9843).

              2. Current Report on Form 8-K, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, was filed with the Commission on September 26, 1996 for the acquisition of Tennessee Building Products, with twelve exhibits/material contracts added (Commission File No. 1-9843).

              3. Amendment on Form 8-K/A to Current Report on Form 8-K filed on September 13, 1996, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, was filed with the Commission on September 27, 1996 to include the audited Tennessee Building Products financial statements and the unaudited pro forma combined financial statements (Commission File No. 1-9843).

                                      Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     MORGAN PRODUCTS LTD.





Date: November 7, 1996               By /S/ DOUGLAS H. MACMILLAN
                                        ------------------------
                                        Douglas H. MacMillan
                                        Vice President,
                                        Chief Financial Officer and Secretary
                                        (For the Registrant and as
                                        Principal Finance Officer)

                                    EXHIBIT INDEX


              Exhibit No.                                              Page No.

              10.1 Amendment #7, dated October 22, 1996, to the Loan and
                   Security Agreement among the Company, certain banks and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994.

              10.2 Form of Indemnification Agreement, dated September 17, 1996, between the Company and David A. Braun.

              27   Financial Data Schedule