Form 10-K
period 1996-12-31
MORGAN PRODUCTS LTD
filed 1997-03-28
CIK 739790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period ___ to ___.

                          Commission File Number 1-9843

                              MORGAN PRODUCTS LTD.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                   06-1095650
 (State of other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                 469 McLaws Circle, Williamsburg, Virginia 23185
               (Address of principal executive offices) (Zip Code)

                                 (757) 564-1700
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
---------------------------            -----------------------------------------
Common Stock $.10 par value                    New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    Aggregate   market  value  of  voting  stock  of  the  Registrant   held  by
non-affiliates as of February 3, 1997: $85,057,979.

    Number of shares  of  Common  Stock  outstanding  as of  February  3,  1997:
10,152,432 shares; 2,386 shares are held in treasury.

     Documents incorporated by reference                             Part

Annual Report to Stockholders for the Year ended
 December 31, 1996                                                  I, II, IV
Proxy Statement for the Annual Meeting of Stockholders
 to be held on May 14, 1997                                             III

                                     PART I

ITEM 1.  Business

The Company

         Morgan Products Ltd. ("Morgan" or the "Company") is a leading marketer, manufacturer and distributor of premium wood door systems and other specialty building products under the brand names "Morgan" and "Nicolai." The Company also distributes premium window systems manufactured by Andersen Corporation ("Andersen"). The Company's manufactured products, Andersen window systems and products manufactured by others are sold through 15 Company-operated distribution centers. The Company's manufactured products also are sold throughout most of the United States through independent distributors, home improvement center chains and other retail stores. The Company believes that approximately half of its sales are to the residential and light commercial improvement, maintenance and repair markets, and the balance are to the residential and light commercial new construction markets.

         The Company is organized into three primary  operating  business units:
Morgan Manufacturing, which is headquartered in Oshkosh, Wisconsin and directs the Company's manufacturing facilities; Morgan Distribution, which is headquartered in Mechanicsburg, Pennsylvania and directs the Company-operated distribution centers; and Morgan National Accounts which is headquartered in Williamsburg, Virginia and serves large home center chains, marketing and merchandising millwork and specialty building products for Morgan Manufacturing and Morgan Distribution. The Company's manufactured and purchased products are virtually all considered to be "millwork." In view of the nature of its products and the method of distribution, management believes that the Company's business constitutes a single industry segment.

Products

         Products manufactured by the Company and sold under the "Morgan" and "Nicolai" trade names constituted approximately 27% of 1996 sales. The Company is a leader in the design and manufacture of premium wood interior and exterior doors and entrance systems, and other specialty millwork. The Company offers a broad product line, and many doors are available with special features such as energy-efficient glass, carved panels, leaded glass and other options. Various woods, including pine, fir and oak, are used to meet consumer preferences.

         Substantially all of the Company's manufactured products are produced at the Company's facility in Oshkosh, Wisconsin.

         The Company distributes products it manufactures and specialty building products of other manufacturers through its 15 Company-operated distribution centers. The major products distributed by the Company are Morgan doors and stairway systems, Andersen premium window systems, Therma-Tru steel and composite doors, flush doors, molded doors, wood bi-fold and louvered doors, and moldings.

         Andersen products, which are sold under the "Andersen" trademark, accounted for approximately 40% of the Company's sales in both 1996 and 1995. Andersen produces high-quality, premium-priced windows, and has been a technological leader in developing energy-efficient window systems. Andersen has informed the Company that it sells exclusively through distributors such as the Company. The Company's agreement with Andersen provides that Andersen can terminate any of the Company's distributorships at any time upon 60 days notice. The Company believes that such a termination provision is Andersen's standard arrangement with its distributors.

         An important part of the Company's distribution process is the assembly and alteration work that is done at the distribution centers to prepare distributed products for delivery to the customer and for efficient installation at the building site. At these centers, window and door systems are assembled and modified according to customer specifications.

Markets

         Virtually all of the products manufactured and distributed by the Company are part of the millwork (fabricated wood products) industry, which includes wood (including vinyl-clad wood) windows, wood doors, moldings, stairways and mantels. In 1995, based on information published by the United States Department of Commerce, the estimated manufacturers' sales volume of wood windows totaled $2.6 billion, estimated sales volume of wood doors totaled $3.2 billion and other millwork (including moldings, stairways and mantels) totaled $4.6 billion (to date, 1996 data is unavailable). These products are sold into the improvement, maintenance and repair markets and the new construction markets.

         According to Department of Commerce data, overall sales in the residential improvement, maintenance and repair markets grew from $46 billion in 1980 to $117.4 billion in 1996, representing an increase of 155%. New construction housing starts were cyclical over the same period, with a high of approximately 1.8 million units in 1986 and a low of slightly over 1.0 million units in 1991. The 1991 level is the lowest level of starts since 1945. The following table, using an index with 1984 as the base year (equal to 100%), compares the level of housing starts and the Company's unit sales of Morgan doors (including the Nicolai brand in all years and the Shasta brand from the date of purchase of Shasta in March 1986) and Andersen windows during the period 1984 through 1996:

                        Housing           Morgan           Andersen
                        Starts            Doors            Windows
1984................    100.0%            100.0%            100.0%
1985................     99.5             104.4             118.0
1986................    103.1             124.1             149.9
1987................     92.6             130.9             156.8
1988................     85.0             114.4(1)          175.1
1989................     78.6             115.4             158.4
1990................     68.2             124.4             120.1
1991................     58.0              95.7             118.4
1992................     68.7              99.0             125.4
1993................     73.4              91.5             122.1
1994................     81.4              79.9(2)           96.8(3)
1995................     77.0              71.6              89.8
1996................     84.2              78.6(4)           97.6


---------------------------


(1) Employees at the Company's Springfield, Oregon facility engaged in a work stoppage beginning in July 1988. Production at this facility was resumed near the end of 1988 at reduced levels.
(2) Reflects closing of the Company's Springfield, Oregon facility in May 1994. Production of some of this volume was transferred to the Company's Lexington, North Carolina facility.
(3)  Reflects realignment of Andersen sales territories in 1994.
(4) Reflects closing of the Company's Lexington, North Carolina facility in August 1996.

         The Company believes that its principal opportunities for growth are in the further penetration of its existing markets, the internal development of new products, the establishment of new Company-operated distributorships, the addition of new product lines for distribution through the Company-operated distribution centers and the addition of independent distributor outlets.

Distribution

         The Company's manufactured products, Andersen window systems and products manufactured by others are sold through 15 Company-operated distribution centers. The Company's manufactured products also are sold in most of the United States through independent distributors, home improvement center chains and other retail stores. Approximately 80% of the Company's total sales are generated by its Company-operated distribution centers, which includes certain sales of products produced by the Company's manufacturing business unit.

         The following is a list of Company-operated distribution centers as of February 1, 1997:

                  Birch Run, Michigan
                  Charlotte, North Carolina
                  Chattanooga, Tennessee
                  Decatur, Illinois
                  Denver, Colorado
                  Gainesville, Virginia
                  Greenville (Greer), South Carolina
                  Harrisburg (Mechanicsburg), Pennsylvania
                  Huntsville, Alabama
                  Kansas City (Shawnee), Kansas
                  Nashville, Tennessee
                  Scranton (Dunmore), Pennsylvania
                  West Chicago, Illinois
                  West Columbia (Cayce), South Carolina
                  Wilmington (Newark), Delaware

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

         Additionally, the Company has relationships with approximately 200 independent distributors and home improvement center chains, which, in 1996 purchased approximately 81% of the products manufactured by the Company's manufacturing unit. The Company does not have formal distribution agreements with any of its independent distributors or home improvement center chains. Such distribution relationships may generally be terminated by either party at any time. The Company's largest independent distributor purchased approximately 14% of the products manufactured by the Company, accounting for approximately 3% of total Company sales. The Company's largest home improvement center chain customer purchased approximately 28% of the products manufactured by the Company, accounting for slightly less than 9% of total Company sales. The Company is unable to predict whether the loss of one or more independent distributors or home improvement center chains would have a material adverse effect on the Company.

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

Sales and Marketing

         Most of the Company's advertising and promotion for its manufactured products is directed to the wholesale and retail trade through catalogs, brochures, retail product displays, newspapers, trade magazines and trade shows. In addition, the Company engages in a cooperative advertising program with its distributors and dealers through brochures, product displays, radio and television. Through its advertising program, the Company emphasizes the residential improvement, maintenance and repair markets and promotes the Morgan Doorman logo, the Morgan name and logo, and the Nicolai name and logo. Certain of the Company's suppliers, especially Andersen, advertise both to the trade and directly to the consumer through nationwide print and television advertising.

         In 1995, the Company added Morgan National Accounts, which serves large home center chains, marketing and merchandising millwork and specialty building products for Morgan Manufacturing and Morgan Distribution.

         As of December 31, 1996, the Company employed approximately 130 salespersons, who sell directly to independent distributors, building supply dealers, builders and remodelers, home improvement centers and factory home manufacturers. The Company trains independent distributors and building supply dealers through seminars held at its Oshkosh, Wisconsin marketing and training facility.

Raw Materials

         The Company's primary raw material is wood. The Company purchases softwoods from a variety of suppliers located in Idaho, Washington, Oregon and California and hardwoods from various suppliers in Tennessee and in the Great Lakes region. During 1992, 1993 and 1994 the cost of solid, long clear lengths of the Company's traditional softwoods and hardwoods increased dramatically to record high levels at the end of 1994. This increase in cost has generally been the result of the cessation of logging on almost all U.S. government owned land. As a result the Company has and continues to expand the utilization, where appropriate, of veneered and laminated solid wood components in the manufacture of its products. In 1996, the prices of pine lumber declined 10.7% from the 1994 record level, oak prices dropped 14.0%, and fir prices were down 10.7%. While pine prices were down on average, there was a significant increase during 1996, with the fourth quarter cost 30% higher than the first quarter cost. In addition, the Company has developed foreign sources for some of its raw material requirements. Glass, hardware and miscellaneous components are purchased from suppliers located in proximity to the Company's manufacturing facilities. The Company believes that it is not dependent upon any single supplier for any of its raw material.

Backlog

         The Company's backlogs of orders for manufactured products at December 31, 1996 and 1995 were approximately $9.6 million in 1996 and $6.5 million in 1995. The Company anticipates that substantially all of the backlog orders in existence on December 31, 1996 will be delivered by the end of the current fiscal year. All of such current backlog orders are cancelable prior to shipment from the factory. Backlog levels vary during the course of the year because of the seasonality of the Company's business. Customer orders at the Company-operated distribution centers are generally filled within one to five days and, accordingly, there is no appreciable backlog level.

Seasonal Nature of Business

         The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States, where inclement weather during the winter months usually reduces the level of building activity in the improvement, maintenance and repair markets and in the new construction markets. The Company's lowest sales traditionally occur during the first and fourth quarters. However, the Company's acquisition of Tennessee Building Products, Inc., which serves the more moderate climates, should partially offset the seasonal effect on the Company's operations.

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

Trademarks and Name

         The Company's name, the Morgan Doorman logo and the trade names, "Marquis," "GlassWrap," "Compression Glazed," and the Nicolai name and logo are registered trademarks. The Company uses its stylized "M" and its trademarks and trade names "Centry," "SwingSet," "Energy Guard," "Fire-Guard," "Sureguard," "Triomphe," "NORTHWOODS," "WHERE QUALITY COMES NATURALLY," "Tennessee Building Products, Inc." "Titan Building Products, Inc." "Windows, Doors & More, Inc."
"Tennessee Kitchen and Bath," "Tennessee Glass Company," "Tennessee Kitchen Center, Inc.," "Doorway Yourway," "Rail Easy," and "Morgan Door Store" name and logo in connection with the sale of Company-manufactured products and/or the

Company's distribution operations. The Company considers its trademarks, trade names and logos to be valuable to the conduct of its business. The Company has filed several patent applications related to its new high-speed door assembly line with the U.S. Patent and Trademark Office . The Company also owns certain patents which it does not consider material to the operation of its business.

Employees

         As of December 31, 1996, the Company employed 1,639 persons, of whom 557 were employed at the Company's manufacturing facilities, 1,070 were employed at the Company's distribution centers, and 12 were employed at the corporate headquarters. Approximately 650 employees are represented by labor unions. During 1996, the Company negotiated labor agreements at West Chicago, Illinois; Scranton, Pennsylvania; and Decatur, Illinois. These agreements were negotiated without any work interruption.

ITEM 2.  Properties

         The Company owned the following manufacturing facility as of February 1, 1997:
                                                            Approximate
                                                            Square Feet
Location                                                    Occupied
--------                                                    --------
Oshkosh, Wisconsin (28 buildings; 27.6 acres)...........    512,000


         The Oshkosh, Wisconsin facility is subject to a mortgage in connection with certain industrial revenue bonds. See Note 6 of Notes to Consolidated Financial Statements which appears on page 15 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

         The Company leased the following facilities as of February 1, 1997:

                                                                                Approximate
                                                                                Square Feet          Lease
                                                                                  Occupied         Expiring
Birch Run, Michigan..........................................................       113,022            2005
Charlotte, North Carolina....................................................       115,010            2000
Chattanooga, Tennessee (3 facilities):
     Warehouse...............................................................        20,000            2006
     Peachtree Planning Center (showroom)....................................         2,100            1998
     Tennessee Kitchen & Bath (showroom).....................................         2,200            1997 <F2>
Decatur, Illinois............................................................        93,000            2001 <F3>
Denver, Colorado.............................................................        39,970            1997
Greenville (Greer), South Carolina...........................................        15,000            1999 <F3>
Harrisburg (Mechanicsburg), Pennsylvania (2 facilities):
     Office..................................................................        15,569            1998 <F3>
     Warehouse...............................................................       134,906            2002 <F3>
Huntsville, Alabama (showroom)...............................................         1,737            1999
Kansas City, Kansas (2 facilities):
     Shawnee Warehouse.......................................................        79,500            2000 <F3>
     Renewal(TM)by Andersen Center.............................................       2,860            1999
Nashville, Tennessee (2 facilities):
     Glass facility and Peachtree Planning Center (showroom).................        26,000            2000
     Warehouse and showroom..................................................       170,000            2011
Oshkosh, Wisconsin:
     Manufacturing Division Office...........................................        16,000            2000
Scranton (Dunmore), Pennsylvania.............................................        80,917            1998 <F4>
Washington, D.C. (Gainesville, Virginia).....................................        79,500            2006 <F3>
Weed, California.............................................................       417,605 <F1>       1999 <F2>
West Chicago, Illinois.......................................................       100,925            2001 <F2>
West Columbia (Cayce), South Carolina........................................        89,480            2001 <F2>
Williamsburg, Virginia: Corporate Headquarters...............................         6,909
Wilmington (Newark), Delaware................................................        97,421            2000 <F2>



---------------------------

<F1> In 1990,  the Company ceased  production of fir doors at this facility.  In
     May 1994, the Company ceased production of veneer at this location. The Company continues to use approximately 50,000 square feet for patio door assembly and warehousing. The Company has sublet 50,000 square feet to a third party.
<F2> Optional renewal term of five years or less.
<F3> Optional renewal term in excess of five years.
<F4> In January 1997, the Company sublet 20,145 square feet to a third party.

         Distribution center leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In a few locations, the leases provide escalation clauses requiring the payment of additional rent according to certain indices or in specified amounts. The termination dates of these leases vary widely. See Note 7 of Notes to Consolidated Financial Statements which appears on page 20 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

         The Company believes that its distribution facilities and manufacturing capacity are sufficient to serve its needs in its existing markets.


ITEM 3.  Legal Proceedings

         The Company is not involved in any material pending legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders since the last annual meeting held May 15, 1996.


ITEM 4A.  Executive Officers of the Registrant

         In respect of information as to the Company's executive officers, see caption "Executive Officers of the Company" in Part III, Item 10 of this Annual Report on Form 10-K.

                                     PART II


ITEM 5.  Market for the Company's Common Equity and Related Stockholder Matters

         (a) The information set forth under "Common Stock Market Price Range and Dividend Policy" which appears on page 23 of the Company's 1996 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K.

         (b) Note: The number of shares of the Company's Common Stock held by non-affiliates shown on the cover of this Annual Report on Form 10-K was calculated on the assumption that there were no affiliates other than officers and directors of the Company.

         (c) The Rights Agreement, dated as of March 15, 1989, between the Company and Manufacturers Hanover Trust Company, as Rights Agent, was terminated by the Board of Directors on September 30, 1996.


ITEM 6.  Selected Financial Data

         The selected financial data for the five years ended December 31, 1996 which appears on page 1 of the Company's 1996 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 10 through 13 of the Company's 1996 Annual Report to Stockholders, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 8.  Financial Statements and Supplementary Data

         The financial statements, together with the report thereon of Price Waterhouse LLP dated February 4, 1997, except as to Note 13, which is as of March 13, 1997, appearing on pages 14 through 23 of the Company's 1996 Annual Report to Stockholders, including Note 14 (page 23), which includes unaudited quarterly financial data, are incorporated by reference in this Annual Report on Form 10-K.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Company

                            DIRECTORS OF THE COMPANY

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997 under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages of the executive officers of the Company as of December 31, 1996. Company officers are appointed by the Board of Directors and such appointments are effective until resignation or earlier removal by the Board of Directors.

NAME                           AGE                          POSITION
----                           ---                          --------
Frank J. Hawley, Jr............ 69        Chairman of the Board
Larry R. Robinette............. 53        President and Chief Executive Officer
Douglas H. MacMillan........... 50        Vice President, Chief Financial
                                          Officer and Secretary
Dennis C. Hood................. 59        Senior Vice President-Human Resources
                                          and Administration
Peter Balint................... 47        Executive Vice President-Market
                                          Development and National Accounts
David A. Braun................. 39        Vice President; President-Morgan
                                          Distribution
Duane R. Greenly............... 46        Vice President; President-Morgan
                                          Manufacturing
Dawn E. Neuman................. 34        Treasurer and Assistant Secretary


         Mr. Hawley has been Chairman of the Board of the Company since December 1983. Since September 1986, he has been a Managing partner of Bedford Partners, the General Partner of Saugatuck Capital Company Limited Partnership II ("Saugatuck II"), a venture capital partnership. Since October 1992, he has been a Managing partner of Greyrock Partners Limited Partnership, the General partner of Saugatuck Capital Company Limited Partnership III ("Saugatuck III"), a venture capital partnership. Since September 1986, he has been President and principal stockholder of Saugatuck Associates, Inc. and Saugatuck Associates II, Inc., each a risk capital management firm which provides investment advice and assistance to Saugatuck II and Saugatuck III. During the period from 1982 to 1996, he was Managing partner of Saugatuck Capital Company Limited Partnership ("Saugatuck"), a venture capital partnership, which was terminated in 1996.

         Mr. Robinette was appointed President and Chief Executive Officer of Morgan Products Ltd. on September 6, 1994. He is the former President and CEO of Anchor Hocking Packaging of Cincinnati, Ohio, a subsidiary of CarnaudMetalbox. From 1980 to 1993, he held a series of executive assignments at Newell Company, including operations vice presidencies in the EZ Paintr Division, Newell Window Furnishings, and the Mirro Foley Division and the presidency of Anchor Industrial Glass. Prior to that, Mr. Robinette was employed at General Motors.

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

         Mr. Hood was appointed Senior Vice President--Human Resources and Administration in December 1994. Mr. Hood joined the Company as Vice President--Human Resources in June 1986. From January 1985 until he joined the Company, Mr. Hood was Vice President--Human Resources of the Air Systems Division of the Trane Company, a subsidiary of American Standard, Inc., engaged in the manufacture of commercial and residential heating and air conditioning equipment. From March 1978 until January 1985, Mr. Hood was manager of industrial relations, branch operations of the Trane Company.

         Mr. Balint was appointed Executive Vice President--Market Development and National Accounts in September 1996. He joined the Company in May 1995 as a Vice President of the Company and President of the Company's Morgan Manufacturing unit. From 1992 to May 1995, he was Vice President of Sales and Marketing for the SNE Enterprises Division of Plygem Industries. From 1983 to 1992, Mr. Balint held various marketing and management positions with Sherwin-Williams Corporation.

         Mr. Braun was appointed Vice President of the Company and President of the Company's Morgan Distribution unit on May 15, 1996. Mr. Braun was named General Manager of Morgan Distribution on February 5, 1996. From August of 1995 to February 4, 1996, Mr. Braun served as Vice President and Controller of Morgan Distribution. Prior to that, Mr. Braun served as Division Controller of RobertShaw Controls form 1994 to August of 1995. Mr. Braun served as Senior Vice President of Lisa Frank, Inc. from 1993 to 1994 and served as Vice President and Chief Financial Officer of HGP Industries, Inc. from 1991 to 1993. From 1987 to 1991, Mr. Braun served as Vice President and Controller of EZ Paintr, a division of the Newell Company. From 1986 to 1987 he served in various managerial positions at EZ Paintr.

         Mr. Greenly joined the Company in December 1996 as Vice President of the Company and President of the Company's Morgan Manufacturing unit. Prior to that, Mr Greenly served as Vice President and Business Manager of Newell's Amerock Corporation. From 1987 to 1996, he was Vice President-Operations for three different Newell companies. Previously, Mr. Greenly held various positions with Newell, Milliken, and B.F. Goodrich.

         Ms. Neuman was appointed Treasurer and Assistant Secretary in May 1995. From May 1994 to May 1995, she was Assistant Treasurer and Assistant Secretary, from July 1989 to May 1994 she was the Company's Tax Manager, and from May 1988 to June 1989 she was the Company's Senior Tax and Benefits Specialist. Prior to joining the Company, she was a tax consultant with Price Waterhouse from August 1984 to May 1988.

  Family Relationships

         To the best of the Company's knowledge and belief, there is no family relationship between any of the Company's directors, executive officers or persons nominated or chosen by the Company to become a director or an executive officer.

ITEM 11.  Executive Compensation

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997 under "Executive Compensation" is incorporated by reference in this Annual Report on Form 10-K.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997 under "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this Annual Report on Form 10-K.


ITEM 13.  Certain Relationships and Related Transactions

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997 under "Certain Transactions" is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as part of this report:

Financial Statements:
                                                                    Page in
                                                                    Annual
                                                                    Report*
Consolidated Income Statements for the three years
     ended December 31, 1996........................................  14
Consolidated Balance Sheets at December 31, 1996
     and 1995.......................................................  15
Consolidated Statements of Cash Flows for the
     three years ended December 31, 1996............................  16
Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1996............................  17
Notes to Consolidated Financial Statements.......................... 18-23
Report of Management and
     Report of Independent Accountants..............................  24

Financial Statement Schedule:
                                                                     Page
Report of Independent Accountants on Financial
     Statement Schedule.............................................  21
Schedule II - Valuation and Qualifying Accounts.....................  22


---------------------------

* Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders.

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits:

  Exhibit No.   Description
  -----------   -----------

         3.1 The Company's restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1987 (Commission File No. 0-13911)).
         3.2 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1987 (Commission File No. 0-13911)).

        10.1 Loan and Security Agreement among the Company, certain banks, and Barclay's Business Credit, Inc. as agent, dated as of July 14, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).
        10.2 Trust Indenture, dated as of December 1, 1991, by and between the City of Oshkosh, Wisconsin and Marine Bank of Springfield, as Trustee (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1991 (Commission File No. 1-9843)).
        10.3 Loan Agreement, dated as of December 1, 1991, by and between the City of Oshkosh, Wisconsin and the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1991 (Commission File No. 1-9843)).
        10.4 Mortgage and Security Agreement with Assignment of Rents, dated as of December 1, 1991, from the Company to Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1991 (Commission File No. 1-9843)).
        10.5 Employment Agreement and Trust Under Employment Agreement between the Company and Larry R. Robinette dated August 19, 1994 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).
       +10.6 Severance policy for certain Covered Executives (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).
       +10.7 Consulting and Management Assistance Agreement between the Company and Hawley Management Company (now named Saugatuck Associates, Inc.) dated as of January 13, 1984 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-00344)).
       +10.8 Amended 1994 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).
       +10.9 Convertible Appreciation Rights Plan, dated June 1, 1992 (incorporated by reference to Exhibit 10.1 of the Company's quarterly Report on Form 10-Q for the Quarter ended July 4, 1992 (Commission File No. 1-9843)).
       +10.10 Morgan Products Ltd. 1992 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).
       +10.11 The Company's 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).
        10.12   The  Company's  1988  Stock  Purchase  Plan   (incorporated   by
                reference to the Appendix to the Prospectus contained in Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration No. 33-23882)).
       +10.13 Amendments and modifications to the Severance Agreements of Messrs. LaCroix, Schlegel, MacMillan, and Hood (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       +10.14   Change in Control Severance Policy between the Company and Larry
                R. Robinette dated September 13, 1995 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
       +10.15 Updated and revised Special Severance/Retention Plan for Executive Officers (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
       +10.16 Employment agreement between the Company and Peter Balint dated May 1, 1995 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
       +10.17 Amendments dated May 17, 1995 to the Company's 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
       +10.18 Amendments dated December 20, 1995 to the Morgan Products Ltd. Deferred Compensation Plan (incorporated by reference to Exhibit
                10.19 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.19 Agreement between Morgan Distribution, Mechanicsburg, Pennsylvania and the United Steelworkers of America, AFL-CIO-CLC, Local 7415, dated February 18, 1995 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.20 Agreement between Morgan Distribution, Shawnee, Kansas, and Building Material, Excavating, Heavy Haulers, Drivers, Helpers and Warehousemen, Local No. 541, Kansas City, Missouri, affiliated with the International Brotherhood of Teamsters, dated April 1, 1995 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.21 Agreement between Morgan Products Ltd., Oshkosh, Wisconsin, and the Midwestern Industrial Council and affiliated Local 1363 of the United Brotherhood of Carpenters and Joiners of America, dated May 7, 1995 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.22 Agreement between Morgan Products Ltd., Oshkosh, Wisconsin, and Teamsters "General," Local 200, dated May 21, 1995 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.23 Agreement between Morgan Products Ltd., Decatur, Illinois, and the International Brotherhood of Teamsters, AFL-CIO, Local 279, dated July 15, 1995 (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.24 Agreement between Morgan Distribution, Birch Run, Michigan, and the International Brotherhood of Teamsters, Local 486, dated November 4, 1995 (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       +10.25 Form of Indemnification Agreement, dated November 3, 1994, between the Company and each of William R. Holland; Alton F. Doody, Jr.; Patrick J. McDonough, Jr.; Larry R. Robinette; Byron
                H. Stebbins; Edward T. Tokar; Douglas H. MacMillan; and Dawn E. Neuman; and dated October 30, 1995 between the Company and Peter Balint (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.26 Amendment #4, dated October 30, 1995, to the Loan and Security Agreement among the Company, certain banks, and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994 (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.27 Lease for office space in Williamsburg, Virginia, between the Company and Jim Griffith Builder, Inc. dated March 2, 1995 and amended October 3, 1995 (incorporated by
        10.28 Letter agreement exercising Morgan Products Ltd.'s option to extend the current lease at the Morgan Manufacturing facility in Weed, California (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.29 Office lease for Morgan Manufacturing Division Office in Oshkosh, Wisconsin, dated October 13, 1995 (incorporated by reference to Exhibit  10.30 of the  Company's  Annual  Report on
                Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.30 Letter Agreement, dated December 1994, between each of the Company's eleven distribution centers and Andersen Windows, Inc. (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).
        10.31 Purchase agreement with JELD-WEN, inc. for the Lexington, North Carolina door manufacturing facility (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).
        10.32 Agreement between Local 705, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, AFL-CIO, and Morgan Distribution at West Chicago, Illinois, dated January 13, 1996 (incorporated by reference to Exhibit
                10.2 of the Company's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).
        10.33 Asset Purchase Agreement dated as of July 22, 1996 by and among Morgan Products Ltd.; Tennessee Building Products, Inc.; Titan Building Products, Inc.; James Fishel; and James Schulman (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q/A-1 for the Second Quarter of the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).
        10.34 Amendment #5, dated June 30, 1996, to the Loan and Security Agreement among the Company, certain banks and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994 (incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K/A filed September 27, 1996 (Commission File No. 1- 9843)).

        10.35 Amendment #6, dated August 30, 1996, to the Loan and Security Agreement among the Company, certain banks and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K/A filed September 27, 1996 (Commission File No. 1- 9843)).
       +10.36 Employment agreement between the Company and Dawn Neuman dated May 30, 1995 (incorporated by reference to Exhibit 3 of the Company's Current Report on Form 8- K/A filed September 27, 1996 (Commission File No. 1-9843)).
       +10.37 Amendment dated February 8, 1996 to the Employment Agreement of Dawn Neuman (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8- K/A filed September 27, 1996 (Commission File No. 1-9843)).
       +10.38 Severance Agreement between the Company and David A. Braun dated October 1, 1995 (incorporated by reference to Exhibit 5 of the Company's Current Report on Form 8- K/A filed September 27, 1996 (Commission File No. 1-9843)).
        10.39 Agreement between United Paperworkers International Union, Region IX, AFL-CIO, Local No. 7828, Decatur, Illinois dated January 2, 1996 (incorporated by reference to Exhibit 6 of
                Exhibit 6 of the Company's Current Report on Current Report on Form 8- K/A filed September 27, 1996 (Commission File No. 1-9843)).
        10.40 Non-Competition Agreement by and among the Company; Tennessee Building Products, Inc.; Titan Building Products, Inc.; James Fishel; James Schulman and John Whipple dated August 30, 1996 (incorporated by reference to Exhibit 7 of the Company's Current Report on Form 8-K/A filed September 27, 1996 (Commission File No. 1- 9843)).
        10.41 Lease Agreement by and between Titan Building Products, Inc. and Sunbelt Properties for property located at 37-A Freedom Court, Greer, South Carolina, dated February 15, 1995 (incorporated by reference to Exhibit 8 of the Company's Current Report on Form 8-K/A filed September 27, 1996 (Commission File No. 1-9843)).
        10.42 Lease Agreement by and between Titan Building Products, Inc. and SCI NC Limited Partnership for property located at 1407-A Westinghouse Blvd., Charlotte, North Carolina, dated February 15, 1995 (incorporated by reference to Exhibit 9 of the Company's Current Report on Form 8-K/A filed September 27, 1996 (Commission File No. 1-9843)).
        10.43 Lease Agreement by and between the Company and F&S Properties for property located at Foster and Glenrose Avenue, Nashville, Tennessee, dated August 30, 1996 (incorporated by reference to
                Exhibit 10 of the Company's Current Report on Form 8- K/A filed September 27, 1996 (Commission File No. 1-9843)).
        10.44 Lease Agreement by and between the Company and F&S Properties for property located at 651 Thompson Lane, Nashville, Tennessee, dated August 30, 1996 (incorporated by reference to Exhibit 11 of the Company's Current Report on Form 8-K/A filed September 27, 1996 (Commission File No. 1-9843)).
        10.45 Lease Agreement by and between the Company and F&S Properties for property located at 2131 Polymar Drive, Chattanooga, Tennessee, dated August 30, 1996 (incorporated by reference to
                Exhibit 12 of the Company's Current Report on Form 8-K/A filed September 27, 1996 (Commission File No. 1-9843)).

        10.46  Amendment  #7,  dated  October 22,  1996,  to the Loan & Security
               Agreement  among   the  Company,   certain  banks  and  Barclay's
               Business Credit,  Inc.  (succeeded by Fleet Capital),  dated July
               14,  1994  (incorporated  by  reference  to  Exhibit  10.1 of the
               Company's Quarterly Report on Form 10-Q for  the Third Quarter of
               the Fiscal  Year ended  December  31, 1996  (Commission  File No.
               1-9843)).
      +*10.47  Employment  agreement  between the  Company and Duane R.  Greenly dated November 23, 1996.
      +*10.48  Form  of  Indemnification  Agreement,  dated  December  18, 1996, between the Company and Duane R. Greenly.
      +*10.49  Agreement between Morgan Distribution, Scranton, Pennsylvania and
               Teamsters  Local  Union 229,  affiliated  with the  International
               Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of
               America, dated January 27, 1996.
      +*10.50  Amendment  to the  Company's  1985  Incentive  Stock  Option Plan
               approved by the Board of Directors on September 30, 1996.
       *10.51  Amendment  #8,  dated  March  13,  1997,  to the Loan &  Security
               Agreement among the Company, certain banks and Barclay's Business
               Credit, Inc. (Succeeded by Fleet Capital) dated July 14, 1994.
       *10.52  Amendment  #3,  dated April 26, 1996,  to exercise the  Company's option to extend  through 2001, its lease of office and warehouse in West Chicago, Illinois.
       *10.53  Amendment  #2, dated August 12, 1996,  to exercise the  Company's option to extend  through 2001,  its lease of warehousing in West
               Columbia, South Carolina.
       *10.54  Lease,  dated October 30, 1996, between the Company and Wisconsin
               Warehousing,  LLC,  for  warehousing  for a  three-year  term  in
               Oshkosh, Wisconsin.
       *10.55  Lease,  dated October 30, 1996, between the Company and Wisconsin
               Warehousing,  LLC,  for  warehousing  for a  three-year  term  in
               Oshkosh, Wisconsin.
       *13.1   Items  incorporated  by  reference  to the 1996 Annual  Report to
               Stockholders.
       *23.1   Consent of Price Waterhouse LLP.
       *27.1   Financial Data Schedule

----------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.


        (b) No reports on Form 8-K were filed with the Commission during the last quarter of the Company's 1996 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MORGAN PRODUCTS LTD.


                                       By    /s/   Douglas H. MacMillan
                                         --------------------------------
                                             Douglas H. MacMillan
                                             Vice President, Chief Financial
                                             Officer and Secretary
March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signatures                    Title                            Title


/s/  Frank J. Hawley, Jr.        Chairman of the Board            March 28, 1997
---------------------------           and Director
      Frank J. Hawley, Jr.

                                President, Chief Executive
/s/  Larry R. Robinette          Officer and Director             March 28, 1997
---------------------------  (Principal Executive Officer)
      Larry R. Robinette

                               Vice President, Chief Financial
/s/  Douglas H. MacMillan   Officer and Secretary (Principal      March 28, 1997
---------------------------         Financial Officer)
      Douglas H. MacMillan


/s/  John S. Crowley                   Director                   March 28, 1997
---------------------------
     John S. Crowley


/s/  Howard G. Haas                    Director                   March 28, 1997
---------------------------
     Howard G. Haas


/s/  William R. Holland                Director                   March 28, 1997
---------------------------
     William R. Holland


/s/  Patrick J. McDonough, Jr.         Director                   March 28, 1997
----------------------------
     Patrick J. McDonough, Jr.


/s/  Edward T. Tokar                   Director                   March 28, 1997
---------------------------
     Edward T. Tokar

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Morgan Products Ltd.

         Our audits of the consolidated financial statements referred to in our report dated February 4, 1997, except as to Note 13, which is as of March 13, 1997, appearing in the 1996 Annual Report to Stockholders of Morgan Products Ltd., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
February 4, 1997, except as to Note 13, which is as of March 13, 1997

                              MORGAN PRODUCTS LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Accounts Receivable

         Allowance  for  doubtful  accounts   consisted  of  the  following  (in
thousands of dollars):


                                     1996          1995               1994
                                     ----          ----               ----
Balance at beginning of period      $ 722         $ 953             $1,448
Provision charged to expense          139           214                (54)
Write-offs                           (254)         (468)              (422)
Addition related to Tennessee         901            --                 --
   Building Products acquisition
Recoveries/other                      114            23                (19)
                                   ------         -----             ------
Balance at end of period           $1,622         $ 722             $  953
                                   ======         =====             ======

                                  EXHIBIT INDEX
               (including exhibits not incorporated by reference--
                     see item 14 for incorporated exhibits)

Exhibit                                                                 Page No.
-------                                                                 --------
+*10.47   Employment agreement between the Company and Duane R. Greenly
          dated November 23, 1996.                                           24

+*10.48   Form of Indemnification Agreement, dated December 18, 1996,
          between the Company and Duane R. Greenly.                          26

+*10.49   Agreement between Morgan Distribution, Scranton, Pennsylvania and Teamsters Local Union 229, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers
          of America, dated January 27, 1996.                                32

+*10.50   Amendment  to the  Company's  1985  Incentive  Stock  Option Plan
          approved by the Board of Directors on September 30, 1996.          56

 *10.51  Amendment #8, dated March 13, 1997, to the Loan & Security
         Agreement among the Company, certain banks and Barclay's
         Business Credit, Inc. (Succeeded by Fleet Capital) dated July 14,
         1994.                                                               66

 *10.52  Amendment #3, dated April 26, 1996, to exercise the Company's option to extend through 2001, its lease of office and warehouse
         in West Chicago, Illinois.                                          72

 *10.53  Amendment #2, dated August 12, 1996, to exercise the Company's option to extend through 2001, its lease of warehousing in West
         Columbia, South Carolina.                                           75

 *10.54  Lease, dated October 30, 1996, between the Company and
         Wisconsin Warehousing, LLC, for warehousing for a three-year
         term in Oshkosh, Wisconsin.                                         79

 *10.55  Lease, dated October 30, 1996, between the Company and
         Wisconsin Warehousing, LLC, for warehousing for a three-year
         term in Oshkosh, Wisconsin.                                         92

 *13.1   Items incorporated by reference to the 1996 Annual Report to
         Stockholders.                                                      105

 *23.1   Consent of Price Waterhouse LLP.                                   135

 *27.1   Financial Data Schedule                                            136


----------------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.