Form 10-Q
period 1997-04-05
MORGAN PRODUCTS LTD
filed 1997-05-20
CIK 739790

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


(Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 5, 1997

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
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                 469 McLaws Circle, Williamsburg, Virginia 23185
          (Address of principal executive offices, including zip code)

                                 (757) 564-1700
              (Registrant's telephone number, including area code)

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at May 14, 1997 was 10,153,120; 2,386 shares are held in treasury.


================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 Except Shares Outstanding)

                                               April 5,        March 30,      December 31,
                                                 1997             1996            1996
                                              -----------     -----------     ------------
                                              (Unaudited)     (Unaudited)
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $    774        $    420        $  1,467
  Accounts receivable, net                      40,380          28,480          32,559
  Inventories                                   75,562          52,982          73,683
  Other current assets                           1,241           1,127             632
                                              --------        --------        --------
    Total current assets                       117,957          83,009         108,341
                                              --------        --------        --------
OTHER ASSETS                                    10,805           4,393          10,638

PROPERTY, PLANT & EQUIPMENT, net                23,230          23,626          23,137
                                              --------        --------        --------
  TOTAL  ASSETS                               $151,992        $111,028        $142,116
                                              --------        --------        --------
  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term  debt                            $    395        $    397        $     0
  Current maturities of long-term debt           1,282             898          1,136
  Accounts payable                              14,148          13,070         19,449
  Accrued compensation and employee
     benefits                                    5,847           5,223          6,219
  Income tax payable                                 0             119              0
  Other current liabilities                      3,510           2,613           4,449
                                              --------        --------        --------
    Total current liabilities                   25,182          22,320          31,253
                                              --------        --------        --------
LONG-TERM DEBT                                  66,686          36,369          48,880

STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value,
    10,152,912,  8,648,136,
    and  10,149,816 shares
    outstanding, respectively                    1,015             865           1,015
  Paid-in capital                               42,252          33,775          42,237
  Retained earnings                             16,995          18,070          18,927
                                              --------        --------        --------
                                                60,262          52,710          62,179

  Treasury stock, 2,386 shares, at cost            (48)            (48)            (48)
  Unamortized value of restricted stock            (90)           (323)           (148)
                                              --------        --------        --------
  TOTAL  STOCKHOLDERS'  EQUITY                  60,124          52,339          61,983
                                              --------        --------        --------

    TOTAL LIABILITIES & STOCKHOLDERS'
         EQUITY                               $151,992        $111,028        $142,116
                                              ========        ========        ========

     The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                    and weighted average shares outstanding)

                                                   For the Three Months Ended
                                                    April  5,      March  30,
                                                      1997            1996
                                                   -----------     -----------
                                                   (Unaudited)     (Unaudited)

Net sales                                          $    95,805     $    74,536

Cost of goods sold                                      78,381          64,038
                                                   -----------     -----------
    Gross profit                                        17,424          10,498
                                                   -----------     -----------
Operating expenses:
     Sales & marketing                                  10,635           8,088
     General & administrative                            3,894           2,437
     Restructuring                                       2,510               0
     Reorganization                                      1,100               0
                                                   -----------     -----------
         Total                                          18,139          10,525
                                                   -----------     -----------
Operating income (loss)                                   (715)            (27)
                                                   -----------     -----------
Other income (expense):
     Interest                                           (1,236)           (593)
     Other                                                  49              80
                                                   -----------     -----------
         Total                                          (1,187)           (513)
                                                   -----------     -----------
Income (loss) before income taxes                       (1,902)           (540)

Provision for income taxes                                  30              19
                                                   -----------     -----------
Net income (loss)                                  $    (1,932)    $      (559)
                                                   ===========     ===========

Income (loss) per share                            $     (0.19)    $     (0.06)
                                                   ===========     ===========

Weighted average number of
   common shares outstanding                        10,152,111       8,647,871
                                                   ===========     ===========

     The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flows
                                  ( $ 000 ' s )

                                                                   For  the  Three  Months Ended
                                                                   -----------------------------
                                                                      April  5,      March  30,
                                                                        1997             1996
                                                                     -----------     -----------
                                                                     (Unaudited)     (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net  (loss)  income                                                  $ (1,932)        $ (559)
  Add (deduct) noncash items included in income:
     Depreciation and amortization                                        1,060            886
     Provision  for  doubtful  accounts                                      20             14
     Other                                                                   58             59
  Cash (used) generated by changes in components of
    working capital, net of effects of acquisition
    of business:
     Accounts receivable                                                 (7,841)        (7,693)
     Inventories                                                         (1,879)           440
     Accounts payable                                                    (3,397)         1,949
     Other working capital                                               (1,920)          (953)
                                                                       ---------       --------
NET CASH GENERATED (USED) BY OPERATING ACTIVITIES                       (15,831)        (5,857)
                                                                       ---------       --------
CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment                              (996)          (914)
  Acquisition of Tennessee  Building  Products                           (2,160)             0
  Proceeds from disposal of property, plant,
     & equipment                                                              3             26
  Proceeds  from  surrender of life insurance
     policies                                                                 0            862
  Acquisition of other assets, net                                          (71)           (17)
                                                                       ---------       --------
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES                        (3,224)           (43)
                                                                       ---------       --------
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Net change in short-term debt                                             395            397
  Proceeds from long-term  debt                                          18,189            952
  Repayments of long-term  debt                                            (237)          (152)
  Common stock issued for cash                                               15              4
  Other                                                                       0            (16)
                                                                       ---------       --------
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES                        18,362          1,185
                                                                       ---------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (693)        (4,715)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                     1,467          5,135
                                                                       ---------       --------
  End of period                                                        $    774         $  420
                                                                       =========       ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
     Interest                                                          $  1,524         $  854
     Income taxes                                                            43             11

The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED APRIL 5, 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

BASIS OF PRESENTATION - The financial statements at April 5, 1997 and March 30, 1996, and for the three months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three months ended April 5, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

EARNINGS PER SHARE - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No.128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces primary EPS with basic EPS, which excludes dilution and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

NOTE 2 - INVENTORIES
--------------------

Inventories consisted of the following at (in thousands of dollars):


                    April 5, 1997     March 30, 1996     December 31, 1996
                    -------------     --------------     -----------------
                     (unaudited)       (unaudited)



Raw material           $13,297           $ 9,234             $14,139

Work-in-process          9,711             6,607               9,899

Finished goods          52,554            37,141              49,645
                       -------           -------             -------
                       $75,562           $52,982             $73,683
                       =======           =======             =======


Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.


NOTE 3 - PROVISION FOR RESTRUCTURING AND REORGANIZATION
-------------------------------------------------------

In 1994, the Company recorded an $11.3 million restructuring charge to cover the cost of closing the Springfield, Oregon plant, the Weed, California veneer operation, and to provide other cost reductions and consolidations within the Company. At such time, a multi-year plan involving necessary management structure changes, a new management information system, and future facility requirements was developed.

During 1995, the Company reviewed the restructuring reserves established in the 1994 restructuring and determined that certain estimated costs would not be as high as had been expected and adjusted the reserve appropriately. At that time, certain other cost reduction and restructuring actions for Morgan Distribution were approved and provided for, which offset the lower expenses.

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility. The entire line of doors previously manufactured in Lexington was shifted to the Company's Oshkosh, Wisconsin door manufacturing facility. The Company recorded an additional restructuring charge in the second quarter of 1996 of $881,000, of which $356,000, related to the sale of the Lexington facility and the consolidation of door manufacturing operations into the Oshkosh facility, and the balance of which was used to cover incremental costs related to the Springfield and Weed plant closings and the reorganization of the management structure at Morgan Manufacturing. Additional aggregate restructuring expenses of $3.8 million were recorded in the third and fourth quarters of 1996. These restructuring expenses, which included Lexington operating costs after cessation of production and incremental hiring, training, and relocation costs associated with the transfer of Lexington production to Oshkosh were expensed as incurred.

In the first quarter of 1997, the Company recorded an additional restructuring charge of $2.5 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and a delay in the start-up of the new high-speed door assembly line. The equipment has been installed and management believes that the line should be functioning at a normal capacity by June 1997. At April 5, 1997, the restructuring reserve balance was $.9 million as compared to $1.1 million at December 31, 1996.

Additionally, the Company recorded a $1.1 million reorganization charge in the first quarter of 1997 in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. At April 5, 1997, the reorganization reserve balance was $1.1 million.


NOTE 4 - CREDIT AGREEMENT
-------------------------

The Company maintains a credit agreement with a bank group which provides for a revolving credit facility of up to $65 million through July 13, 1998, including a letter of credit facility of up to $9 million. On each of March 13, 1997 and May 16, 1997, the Company and the bank group entered into an amendment altering the restrictive covenants under the credit agreement. The amendments have terms similar to those previously in effect or more favorable to the Company. At April 5, 1997, the Company had borrowings of $59.4 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum tangible net worth, and interest coverage ratios and a maximum leverage ratio.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Forward Looking Statements

Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of consolidation of manufacturing operations; changes in relationships with important suppliers and key customers; the pace of acquisitions; fluctuations in the price of raw materials; and competitive and general economic conditions, such as housing starts.

Results of Operations

Three Months Ended April 5, 1997 vs.
Three Months Ended March 30, 1996

The Company's net sales for the first quarter of 1997 were $95.8 million, representing a 28.5% increase over the same period in 1996, when sales were $74.5 million. $12.6 million of the increase is attributable to the acquisition of Tennessee Building Products ("TBP"). The remainder is a reflection of the 18.6% quarter-over-quarter improvement in the sales of distributed products, which management believes is primarily the result of an increase in the number of shipping days in the first quarter of 1997 as compared to the same period in 1996 and an increase in marketing efforts of the Company in partnership with key suppliers. Sales of manufactured products for the first quarter of 1997 were lower than sales of manufactured products for the same period in 1996 by 1.4% or $361,000 primarily as a consequence of the disruption caused by the consolidation of the Lexington, North Carolina operations into the Oshkosh, Wisconsin facility and the delay in start-up of the new high-speed door assembly line.

For the first quarter of 1997, the Company reported a net loss of $1.9 million or $0.19 per share compared to a net loss of $559,000 or $0.06 per share for the same period in 1996, on average shares outstanding of 10,152,111 and 8,647,871, respectively. Included in the results for the first quarter of

1997 are a $2.5 million restructuring charge to cover the incremental costs of consolidating the Lexington and Oshkosh manufacturing facilities and a $1.1 million reorganization charge related to changes in executive management of the Company. Excluding these restructuring and reorganization charges, the Company had income of $1.7 million for the first quarter of 1997. The increase in income, exclusive of the restructuring and reorganization charges, was primarily the result of the acquisition of TBP, the higher sales volume of distributed products, and a volume incentive reward from a supplier partnership program.

The gross profit increase of $6.9 million from the first quarter of 1996 to the corresponding period of 1997 was primarily the result of the TBP acquisition, sales volume gains, and supplier incentive, plus cost reductions and material cost improvements at both the distribution and manufacturing units.

Operating expenses for the first quarter of 1997, excluding the restructuring and reorganization charges, were $14.5 million or 15.2% of net sales, compared to 1996 first quarter operating expenses of $10.5 million, or 14.1% of net sales. The increases in operating expenses was primarily related to the TBP acquisition, increased sales commissions, and greater employment costs.

The provision for income taxes in both first quarter 1997 and 1996 relates to the recording of state taxes. The provisions for federal taxes in each period is offset by the Company's net operating loss position.

Significant Business Trends/Uncertainties

Management believes that housing starts have a significant influence on the Company's level of business activity. According to U.S. Bureau of Census statistics, single family housing starts in 1996 were 10.1% higher than the average for the prior five-year period. The Wall Street Journal has recently reported that the sale of new single family homes in the first quarter of 1997 were the highest for any quarter since 1978. F.W. Dodge has also reported that housing starts for February 1997 in the Midwest, where the Company has a significant percentage of its sales, represented the strongest seasonally adjusted monthly rate since early 1987. No assurances can be given, however, that any improvement in the level of housing starts will continue, or that single family housing starts will not decline.


Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center chains may have a significant influence on the Company's level of business activity. Management believes this market will continue to grow in importance to the Company. Management further believes that in certain areas of the United States, sales by distributors directly to the end-user may over time replace, as the primary channel of distribution, the distribution method of selling to the retail dealer, who then sells to the end user. The Company intends to respond aggressively to such changes in distribution methods, including, where opportunities permit, through the acquisition of distribution businesses that sell directly to the end-user.

In the past, raw material prices have fluctuated substantially for pine and fir lumber. Fir prices reached a high in the first quarter of 1995 and remained within 5% of that level until the fourth quarter of 1996. The average price paid for fir lumber in the 1997 first quarter is nearly 20% below the price for the last quarter of 1996. This benefit was more than offset by the price of pine lumber, which is currently at the highest level since the first quarter of 1994. In addition, oak prices have risen to their highest level in at least three years. During the first quarter of 1997 costs for oak lumber were more than 30% greater than for the last quarter of 1996. Such increases in the price of raw materials has resulted in reduced profit margins. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established new offshore sources of raw material. Management believes that these actions, together with aggressive price increases where competitive factors allow, will partially offset the impact of the high cost of raw material.

In order to expand its capacity and to meet anticipated demand and to reduce its cost of production, the Company has installed a new high-speed door assembly line at its Oshkosh facility. Delivery and installation of the new line was completed during the first quarter of 1997. The new high-speed door assembly line is operational; however, the new line is not yet operating at normal capacity. Management currently believes that the line should be functioning at a normal capacity by June 1997. A performance shortfall could have a detrimental impact, both on the short-term profitability of the Company and on its long-term ability to service and retain key customers. Lead-times for standard items rose from three weeks to eight weeks after the cessation of operations in Lexington, North Carolina. Lead-times on certain special items were significantly longer. Management believes that the efficient operation of the new high-speed door assembly line is critical to reducing lead-times to acceptable levels and satisfying customers.

An important part of the Company's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, or in other area, if attractive opportunities are presented. In August 1996, the Company acquired substantially all of the business and assets of Tennessee Building Products, a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, the Company expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama.

Recently, Andersen Corporation ("Andersen") determined to market and to sell its Fibrex(TM) replacement window systems through retail stores which are aimed at the replacement window buyer. These retail stores, called Renewal by Andersen(TM) stores, will be devoted exclusively to the promotion and sale of Fibrex(TM) window systems, with the stores being established in various areas of the country and principally owned and operated by independent distributors. Andersen has entered into an agreement with the Company to open one of the first such stores in Overland Park, Kansas. Such store is owned and operated by the Company. Fibrex(TM) is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. In the event that the Kansas location is successful, the Company and Andersen may consider establishing additional stores.

As the final major element of its strategic initiatives, the Company is committed to improving its management information systems. A new Company-wide integrated management information system has been selected and is in the process of implementation. The Company has approved a total capital expenditure of $3.4 million for the new management information system project, which will be financed through a combination of capital leases and borrowings under the Company's revolving line of credit. Upon completion of this project, the Company will have achieved significant progress in meeting its goal of being the industry leader in customer-friendly order processing and fulfillment systems.

Liquidity and Capital Resources

The Company's working capital requirements are related to its sales level, which, because of its dependency on housing starts and the repair and remodeling market, are seasonal and, to a degree, weather dependent. This seasonality affects the need for working capital inasmuch as it is necessary to carry larger inventories and receivables during certain months of the year.

Working capital at April 5, 1997 was $92.8 million, with a ratio of current assets to current liabilities of 4.7 to 1.0, while at December 31, 1996 working capital was $77.1 million with a ratio of current assets to current liabilities of 3.5 to 1.0. The increase in working capital reflects seasonality, with accounts receivable increasing $7.8 million in the quarter compared to $7.7 million in the comparable 1996 period. In addition, inventories rose $1.9 million as a consequence of the consolidation of manufacturing operations and the delay in the start-up of the new high-speed door assembly line. Accounts payable and other working capital dropped in the first quarter of 1997 by an aggregate $5.3 million, primarily as a consequence of the payment of accrued bonuses and commissions and a large drop in the amount of checks issued and outstanding.

Long-term debt, net of cash, increased to $65.9 million at April 5, 1997, from $47.4 million at December 31, 1996. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 43.3% at December 31, 1996 to 52.3% at April 5, 1997. The $18.5 million increase is attributable to the aforementioned $15.7 million change in working capital, a final payment of $2.2 million related to the acquisition of TBP, and $1.0 million of capital spending.

Cash used by operating activities totaled $15.8 million for the three months ended April 5, 1997, as compared to $5.9 million for the three months ended March 30, 1996. Investing activities in the first three months of 1997 used $3.2 million, compared to the corresponding period in 1996, when investing activities were cash neutral. 1997 activities included $1.0 million expended to acquire new equipment and the final payment for the purchase of TBP, while 1996 activities consisted of $.9 million used for asset acquisitions and $.9 million provided by the surrender of life insurance policies. Financing activities generated $18.4 million through April 5, 1997, with $18.2 million provided by increases in the revolving line of credit and $.4 million by short-term financing. Cash used during the first quarter 1997 was $.2 million for the payment of long-term debt. During the same period in 1996, financing activities generated $1.2 million from increased long-term and short-term debt. The $17.2 million difference in the financing requirements between first quarter 1997 and the comparable period in 1996 reflects the need to finance the $15.8 million cash used by operating activities and the aforementioned investing activities.

The Company maintains a credit agreement with a bank group which provides for a revolving credit facility of up to $65 million through July 13, 1998, including a letter of credit facility of up to $9 million. On each of March 13, 1997 and May 16, 1997, the Company and the bank group entered into an amendment altering the restrictive covenants under the credit agreement. The amendments have terms similar to those previously in effect or more favorable to the Company. At April 5, 1997, the Company had borrowings of $59.4 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum tangible net worth and interest coverage ratios and a maximum leverage ratio. The Company is in compliance with the financial covenants under the credit agreement.

to the Company and was necessary in order to avoid a default by the Company under such covenants as a result of the charges incurred in the first quarter of 1997 related to restructuring and reorganization, as well as higher inventories due to the delay in start-up of the new high-speed door assembly line. The Company is in compliance with the financial covenants under the credit agreement.

The Company believes that it may require additional financing to pursue attractive acquisition candidates, depending upon the size of the acquisitions.

Restructuring of Operations

Since 1994 the Company has adopted a comprehensive strategic plan to restore profitability and regain industry leadership by providing customers with quality products and optimum service at the best price/value relationship. The Company has taken a series of major initiatives to implement this plan and respond to continuing challenges in the industry. At Morgan Manufacturing, the Company has consolidated all of its door manufacturing operations into its Oshkosh facility and has committed approximately $6 million in capital expenditures for a new high-speed door assembly line. In addition, management is committed to controlling manufacturing costs, achieving a substantial savings through innovative raw material purchasing and manufacturing practices, and developing a more customer-focused business approach. The Company believes that its relationship with Andersen has improved in recent years. At Morgan Distribution, the Company has strengthened its business through a broad series of operating initiatives and plans to achieve additional growth both through its existing operations and by acquisition, as opportunities permit. Primarily as the result of the implementation of its strategic plan, the Company has incurred substantial restructuring charges. In 1994 and 1995, the Company incurred $11.3 million and $51,000 in restructuring charges, respectively, to cover the costs of closing the Company's Springfield, Oregon door and Weed, California veneer plants, the downsizing of Morgan Manufacturing, Company-wide management structure changes (including terminations and the elimination of certain positions), the restructuring of the Morgan Distribution operations, the relocation of the Company's corporate headquarters, and other cost reduction and consolidation actions.

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility. The entire line of doors previously manufactured in Lexington was shifted to the Company's Oshkosh, Wisconsin door manufacturing facility. The Company recorded restructuring charges in 1996 of $4.71 million, primarily related to the sale of the Lexington facility and the consolidation of door manufacturing operations into the Oshkosh facility.

Management believes that with the installation and start-up of the new high-speed door assembly line at the Oshkosh facility, which occurred in the first quarter of 1997, lead time increases experienced due to increased production requirements and related inefficiencies encountered during the consolidation process may be reversed and, in fact, may be reduced by up to two weeks. The new high-speed door assembly line is not yet operating at normal capacity; however, management believes that the line should be functioning at a normal capacity by June 1997. When the new high-speed door assembly line is fully operational, management believes that the Oshkosh facility will be operating at approximately 70% of capacity, based upon current production levels. It is believed that the consolidation of all door manufacturing facilities at a single facility will offer the Company significant cost savings as well as provide customers with the advantage of purchasing the full range of solid wood door products and wood species from a single manufacturing facility.

In the first quarter of 1997, the Company recorded an additional restructuring charge of $2.5 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door assembly line. The equipment has been installed and management believes that the line should be functioning at a normal capacity by June 1997. The Company expects that it will incur an additional restructuring charge of up to $2.0 million in the second quarter of 1997 prior to the new high-speed door assembly line reaching capacity. At April 5, 1997, the restructuring reserve balance was $.9 million as compared to $1.1 million at December 31, 1996, primarily due to costs incurred in connection with severance and other employee benefit related payments.

Additionally, the Company recorded a $1.1 million reorganization charge in the first quarter of 1997 in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. Such provision is to cover severance and related payments to such officers. At April 5, 1997, the reorganization reserve balance was $1.1 million.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10 Ninth Amendment to Loan and Security Agreement, dated May 16, 1997 among the Company, certain banks and Barclay's Business Credit, Inc. (succeeded by Fleet Capital), dated July 14, 1994.

                  27  Financial Data Schedule

         (b) No Current Reports on Form 8-K were filed during the first quarter of 1997.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MORGAN PRODUCTS LTD.



Date: May 19, 1997                     By:  /s/ Mitchell J. Lahr
                                            ______________________________
                                            Mitchell J. Lahr
                                            Vice President, Secretary and
                                            Chief Financial Officer
                                            (For the Registrant and as
                                            Principal Finance Officer)