Form 10-Q/A
period 1997-04-05
MORGAN PRODUCTS LTD
filed 1997-05-22
CIK 739790

================================================================================

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

            [X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 Except Shares Outstanding)

                                                             April  5,         March  30,         December  31,
                                                               1997               1996                1996
                                                           -----------        -----------         -------------
                                                           (Unaudited)        (Unaudited)
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $    774           $    420              $  1,467
  Accounts receivable, net                                     40,380             28,480                32,559
  Inventories                                                  75,562             52,982                73,683
  Other current assets                                          1,241              1,127                   632
                                                             --------           --------              --------
    Total current assets                                      117,957             83,009               108,341
                                                             --------           --------              --------

OTHER ASSETS                                                   10,805              4,393                10,638

PROPERTY, PLANT & EQUIPMENT, net                               23,230             23,626                23,137
                                                             --------           --------              --------
  TOTAL ASSETS                                               $151,992           $111,028              $142,116
                                                             --------           --------              --------

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                           $     395          $     397            $        0
  Current maturities of long-term debt                          1,282                898                 1,136
  Accounts payable                                             14,148             13,070                19,449
  Accrued compensation and employee benefits                    5,847              5,223                 6,219
  Income tax payable                                                0                119                     0
  Other current liabilities                                     3,510              2,613                 4,449
                                                             --------           --------              --------
    Total current liabilities                                  25,182             22,320                31,253
                                                             --------           --------              --------

LONG-TERM DEBT                                                 66,686             36,369                48,880

STOCKHOLDERS' EQUITY:

  Common Stock, $.10 par value, 10,152,912,  8,648,136,
  and 10,149,816 shares outstanding, respectively               1,015                865                 1,015
  Paid-in capital                                              42,252             33,775                42,237
  Retained earnings                                            16,995             18,070                18,927
                                                             --------           --------              --------
                                                               60,262             52,710                62,179

  Treasury stock, 2,386 shares, at cost                           (48)               (48)                  (48)
  Unamortized value of restricted stock                           (90)              (323)                 (148)
                                                             --------           --------              --------
  TOTAL  STOCKHOLDERS'  EQUITY                                 60,124             52,339                61,983
                                                             --------           --------              --------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $151,992           $111,028              $142,116
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

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                    and weighted average shares outstanding)



                                                For the Three Months Ended
                                            ---------------------------------
                                               April  5,           March  30,
                                                 1997                 1996
                                            ------------         ------------
                                            (Unaudited)           (Unaudited)
Net sales                                   $    95,805          $    74,536

Cost of goods sold                               78,381               64,038
                                            -----------          -----------

    Gross profit                                 17,424               10,498
                                            -----------          -----------

Operating expenses:
     Sales & marketing                           10,635                8,088
     General & administrative                     3,894                2,437
     Restructuring                                2,510                    0
     Reorganization                               1,100                    0
                                            -----------          -----------
         Total                                   18,139               10,525
                                            -----------          -----------

Operating income (loss)                            (715)                 (27)
                                            -----------          -----------
Other income (expense):
     Interest                                    (1,236)                (593)
     Other                                           49                   80
                                            -----------          -----------
         Total                                   (1,187)                (513)
                                            -----------          -----------

Income (loss) before income taxes                (1,902)                (540)

Provision for income taxes                           30                   19
                                            -----------          -----------
Net income (loss)                           $    (1,932)         $      (559)
                                            ===========          ===========

Income (loss) per share                     $     (0.19)         $     (0.06)
                                            ===========          ===========

Weighted average number of
   common shares outstanding                 10,152,111            8,647,871
                                            ===========          ===========


The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                    Consolidated Statements of Cash Flows
                                  ( $000 ' s )

                                                                                    For the Three Months Ended
                                                                              --------------------------------------
                                                                                April 5,                March  30,
                                                                                  1997                     1996
                                                                              -----------              -----------
                                                                              (Unaudited)              (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net  (loss)  income                                                         $    (1,932)            $     (559)
  Add (deduct) noncash items included in income:
     Depreciation and amortization                                                  1,060                    886
     Provision  for  doubtful  accounts                                                20                     14
     Other                                                                             58                     59
  Cash (used) generated by changes in  components of working capital, net of effects of acquisition of business:
     Accounts receivable                                                           (7,841)                (7,693)
     Inventories                                                                   (1,879)                   440
     Accounts payable                                                              (3,397)                 1,949
     Other working capital                                                         (1,920)                  (953)
                                                                              -----------              ---------
NET CASH GENERATED (USED) BY OPERATING ACTIVITIES                                 (15,831)                (5,857)
                                                                              -----------              ---------

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment                                        (996)                  (914)
  Acquisition of Tennessee  Building  Products                                     (2,160)                     0
  Proceeds from disposal of property, plant, & equipment                                3                     26
  Proceeds  from  surrender of life insurance policies                                  0                    862
  Acquisition of other assets, net                                                    (71)                   (17)
                                                                              -----------              ---------
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES                                  (3,224)                   (43)
                                                                              -----------              ---------
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Net change in short-term debt                                                       395                    397
  Proceeds from long-term  debt                                                    18,189                    952
  Repayments of long-term  debt                                                      (237)                  (152)
  Common stock issued for cash                                                         15                      4
  Other                                                                                 0                    (16)
                                                                              -----------              ---------
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES                                  18,362                  1,185
                                                                              -----------              ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (693)                (4,715)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                               1,467                  5,135
                                                                              -----------              ---------
  End of period                                                               $       774              $     420
                                                                              ===========              =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
     Interest                                                                 $     1,524              $     854
     Income taxes                                                                      43                     11


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

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Forward Looking Statements

Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Amendment to Quarterly Report on Form 10-Q/A constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of consolidation of manufacturing operations; changes in relationships with important suppliers and key customers; the pace of acquisitions; fluctuations in the price of raw materials; and competitive and general economic conditions, such as housing starts.

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

Recently, Andersen Corporation ("Andersen") determined to market and sell its Fibrex(TM) replacement window systems through retail stores which are aimed at the replacement window buyer. These retail stores, called Renewal by Andersen(TM) stores, will be devoted exclusively to the promotion and sale of Fibrex(TM) window systems, with the stores being established in various areas of the country and principally owned and operated by independent distributors. Andersen has entered into an agreement with the Company to open one of the first such stores in Overland Park, Kansas. Such store is owned and operated by the Company. Fibrex(TM) is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. In the event that the Kansas location is successful, the Company and Andersen may consider establishing additional stores.

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


                              MORGAN PRODUCTS LTD.





Date: May 22, 1997            By: /s/ Mitchell J. Lahr
                                 ---------------------
                                 Mitchell J. Lahr

                                 Vice President, Secretary and
                                 Chief Financial Officer
                                 (For the Registrant and as
                                 Principal Finance Officer)