Form 10-Q
period 1997-07-05
MORGAN PRODUCTS LTD
filed 1997-08-19
CIK 739790

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended July 5, 1997

                                       OR

   []           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at August 1, 1997 was 10,351,694 ; 2,386 shares are held in treasury.


================================================================================


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 Except Shares Outstanding)


                                                                      July  5,        June  29,       December  31,
                                                                        1997            1996              1996
                                                                   --------------- --------------- ------------------
                                                                    (Unaudited)     (Unaudited)

                 ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                          $      1,512     $     2,105          $   1,467
  Accounts receivable, net                                                 40,582          32,906             32,559
  Inventories                                                              69,765          52,924             73,683
  Other current assets                                                      1,378             804                632
                                                                          -------         -------            -------

    Total current assets                                                  113,237          88,739            108,341
                                                                          -------         -------            -------

OTHER ASSETS                                                               11,020           4,211             10,638

PROPERTY, PLANT & EQUIPMENT, net                                           23,566          19,490             23,137
                                                                          -------         -------            -------

  TOTAL  ASSETS                                                          $147,823        $112,440           $142,116
                                                                          -------         -------            -------


  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                                       $     247       $     221         $        0
  Current maturities of long-term debt                                      1,296             928              1,136
  Accounts payable                                                         15,138          16,060             19,449
  Accrued compensation and employee benefits                                4,373           6,231              6,219
  Income tax payable                                                            0             123                  0
  Other current liabilities                                                 3,652           3,857              4,449
                                                                          -------         -------            -------

    Total current liabilities                                              24,706          27,420             31,253
                                                                          -------         -------            -------

LONG-TERM DEBT                                                             63,720          32,057             48,880

STOCKHOLDERS' EQUITY:

  Common Stock, $.10 par value, 10,351,508,  8,648,822,                     1,035             865              1,015
  and 10,149,816 shares outstanding, respectively
  Paid-in capital                                                          43,376          33,779             42,237
  Retained earnings                                                        15,066          18,632             18,927
                                                                          -------         -------            -------

                                                                           59,477          53,276             62,179

  Treasury stock, 2,386 shares, at cost                                      (48)            (48)               (48)
  Unamortized value of restricted stock                                      (32)           (265)              (148)
                                                                          -------         -------            -------

  TOTAL  STOCKHOLDERS'  EQUITY                                             59,397          52,963             61,983
                                                                          -------          ------            -------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $147,823        $112,440           $142,116
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

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                    and weighted average shares outstanding)


                                                   For the Three Months Ended          For the Six Months Ended
                                                 ------------------------------      ----------------------------
                                                     July 5         June 29,            July 5,        June 29,
                                                      1997            1996               1997            1996
                                                 --------------  --------------      --------------   ----------
                                                   (Unaudited)    (Unaudited)          (Unaudited)    (Unaudited)

Net sales                                        $    106,801    $   95,208          $   202,606     $  169,744

Cost of goods sold                                     91,759        80,829              170,140        144,867
                                                 ------------    ----------          -----------     ----------

   Gross profit                                        15,042        14,379               32,466         24,877
                                                 ------------    ----------          -----------     ----------

Operating expenses:
   Sales & marketing                                   10,364         8,553               20,999         16,641
   General & administrative                             3,065         3,634                6,959          6,071
   Restructuring                                        2,203           881                4,713            881
   Reorganization                                          17             0                1,117              0
                                                 ------------    ----------          -----------     ----------

         Total                                         15,649        13,068               33,788         23,593
                                                 ------------    ----------          -----------     ----------

Operating income (loss)                                 (607)         1,311               (1,322)         1,284
                                                 ------------    ----------          -----------     ----------

Other income (expense):
   Interest                                           (1,335)         (776)               (2,571)        (1,369)
   Other                                                  43            57                    92            137
                                                 ------------    ----------          -----------     ----------

         Total                                        (1,292)         (719)               (2,479)        (1,232)
                                                 ------------    ----------          -----------     ----------

Income (loss) before income taxes                     (1,899)          592                (3,801)            52

Provision for income taxes                                30            30                    60             49
                                                 ------------    ----------          -----------     ----------

Net income (loss)                                $    (1,929)          562           $    (3,861)    $        3
                                                 ============    ==========          ===========     ==========

Income (loss) per share                          $     (0.19)         0.06           $     (0.38)    $     0.00
                                                 ============    ==========          ===========     ==========


Weighted average common and
  common equivalent shares outstanding            10,267,367     8,697,176            10,208,501      8,684,274
                                                 ============    ==========          ===========     ==========



                          The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flows
                                  ( $ 000 ' s )


                                                                                  For the Six Months Ended
                                                                                  ------------------------
                                                                                  July 5,        June  29,
                                                                                   1997            1996
                                                                               ------------- -------------
                                                                                (Unaudited)   (Unaudited)

CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                                              $   (3,861)       $     3
  Add noncash items included in income:
     Depreciation and amortization                                                    2,108          1,842
     Provision  for  doubtful  accounts                                                  71             57
     (Gain) loss on sale of property, plant, & equipment                                  7            (17)
     Provision for restructuring                                                          0            881
     Other                                                                              116            117
  Cash (used)  generated by changes in  components  of working  capital,  net of effects of acquisition of business:
     Accounts receivable                                                             (8,094)       (12,162)
     Inventories                                                                      3,918            431
     Accounts payable                                                                (2,407)         4,939
     Other working capital                                                           (3,389)           869
                                                                                  ---------         ------

NET CASH GENERATED (USED) BY OPERATING ACTIVITIES                                   (11,531)        (3,040)
                                                                                  ---------         ------

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment                                        (2,233)        (1,518)
  Acquisition of Tennessee  Building  Products                                       (2,160)             0
  Proceeds from disposal of property, plant, & equipment                                  4          4,127
  Other                                                                                (441)           715
                                                                                  ---------         ------

NET CASH GENERATED (USED) BY INVESTING ACTIVITIES                                    (4,830)         3,324
                                                                                  ---------         ------

CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Net change in short-term debt                                                         247            221
  Proceeds from long-term  debt                                                      15,598             27
  Repayments of long-term  debt                                                        (598)        (3,540)
  Common stock issued for cash                                                        1,159              8
  Other                                                                                   0            (30)
                                                                                  ---------         ------

NET CASH GENERATED  BY FINANCING ACTIVITIES                                          16,406         (3,314)
                                                                                  ---------         ------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                45         (3,030)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                 1,467          5,135
                                                                                  ---------         ------

  End of period                                                                  $    1,512        $ 2,105
                                                                                 ==========        =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
     Interest                                                                    $    2,852        $ 1,702
     Income taxes                                                                        96             37

                          The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JULY 5, 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

DESCRIPTION OF BUSINESS - Morgan Products Ltd. (the "Company") manufactures and distributes products (virtually all of which are considered to be millwork) which are sold to the residential and light commercial building materials industry and are used for both new construction and improvements, maintenance and repairs. In view of the nature of its products and the method of distribution, management believes that the Company's business constitutes a single industry segment.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company is currently evaluating its required disclosures under SFAS No. 131 and expects to adopt this standard during the year ended December 31, 1998.

CONSOLIDATION - The consolidated financial statements include the accounts of all business units of Morgan Products Ltd. All intercompany transactions, profits and balances are eliminated.

BASIS OF PRESENTATION - The financial statements at July 5, 1997 and June 29, 1996, and for the three and six months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six months ended July 5, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

EARNINGS PER SHARE - The FASB has issued SFAS No.128, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS, which excludes dilution and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

REPORTING COMPREHENSIVE INCOME - The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include cumulative foreign currency translation adjustments and certain minimum pension liabilities. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company is currently evaluating its disclosures under SFAS No. 131 and expects to adopt this standard during the year ended December 31, 1998.

NOTE 2 - INVENTORIES
--------------------

Inventories consisted of the following at (in thousands of dollars):


                                          July 5, 1997              June 29, 1996              December 31, 1996
                                          ------------              -------------              -----------------
                                           (unaudited)               (unaudited)

Raw material                                  $ 12,096                  $   8,756                       $ 14,139

Work-in-process                                  9,196                      7,222                          9,899

Finished goods                                  48,473                     36,946                         49,645
                                                ------                     ------                         ------
                                              $ 69,765                   $ 52,924                       $ 73,683
                                              ========                   ========                       ========

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.


NOTE 3 - PROVISION FOR RESTRUCTURING AND REORGANIZATION
-------------------------------------------------------

In conjunction with the closing of two plants and to provide for other cost reductions and consolidations within the Company an $11.3 million restructuring charge was recorded in 1994. At such time, a multi-year plan involving necessary management structure changes, a new management information system, and future facility requirements was developed.

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility and consolidated it with the Company's Oshkosh, Wisconsin door manufacturing facility. The Company recorded an additional restructuring charge in the second quarter of 1996 of $881,000, of which $356,000, related to the sale of the Lexington facility and the consolidation of door manufacturing operations into the Oshkosh facility, and the balance of which was used to cover incremental costs related to the Springfield and Weed plant closings and the reorganization of the management structure at Morgan Manufacturing. Additional aggregate restructuring expenses of $3.8 million were recorded in the third and fourth quarters of 1996. These restructuring expenses, which included Lexington operating costs after cessation of production and incremental hiring, training, and relocation costs associated with the transfer of Lexington production to Oshkosh were expensed as incurred.

In the first six months of 1997, the Company recorded an additional restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and a delay in the start-up of the new high-speed door assembly line. The equipment has been installed and management believes that the line should be functioning at a normal capacity by September 1997. At July 5, 1997, the restructuring reserve balance was $.6 million as compared to $1.1 million at December 31, 1996.

Additionally, the Company recorded a $1.1 million reorganization charge in the first quarter of 1997 in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. At July 5, 1997, the reorganization reserve balance was $.4 million.


NOTE 4 - CREDIT AGREEMENT
-------------------------

The Company maintains a credit agreement with a group of banks, which provides for a revolving credit facility of up to $75 million through July 14, 2000, including a letter of credit facility of up to $9 million. On July 25, 1997, the Company and the bank group entered into an amendment, which altered the restrictive covenants, increased the credit line to the current $75 million and extended the line for an additional two years. The amendments have terms similar to those previously in effect or more favorable to the Company. The amendment also put into place an acquisition line of up to $15 million through July 14, 2000. The acquisition line consists of a term loan of up to $10 million and a revolving credit facility of up to $5 million. At July 5, 1997, the Company had borrowings of $55.9 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum interest coverage and fixed charge coverage ratios, minimum levels of tangible net worth and a maximum leverage ratio.


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

On July 25, 1997, pursuant to an asset purchase agreement dated July 15, 1997, the Company acquired certain assets of Wahlfeld Manufacturing Company (`Wahlfeld") for approximately $4.6 million, subject to certain purchase price adjustments. The Wahlfeld Acquisition, which was financed through borrowings on the Company's revolving credit agreement, will be accounted for as a purchase. Wahlfeld, which had annual sales of approximately $22.7 million for the year ended December 31, 1996, is a distributor of windows, doors, and other millwork products to residential builders and other customers.

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

Results of Operations

Three Months Ended July 5, 1997 vs.
Three Months Ended June 29, 1996

The Company's net sales for the second quarter of 1997 were $106.8 million, representing a 12.2% increase over the same period in 1996, when sales were $95.2 million. The increase is attributable to the acquisition of Tennessee Building Products ("TBP") and a 3.9% quarter-over-quarter improvement in the sales of distributed products, which management believes is primarily the result of an increase in marketing efforts of the Company in partnership with key suppliers. External sales of manufactured products for the second quarter of 1997 were lower compared to the same period in 1996 by 21.2% or $4.6 million primarily as a consequence of the disruption caused by the consolidation of the Lexington, North Carolina facility and the delay in start-up of the new high-speed door assembly line.

For the second quarter of 1997, the Company reported net income before restructuring and reorganization charges of $291,000 or $0.03 per share compared to net income before restructuring and reorganization charges of $1.4 million or $0.17 per share for the same period in 1996, on average shares outstanding of 10,267,367 and 8,697,176, respectively. Including restructuring charges of $2.2 million, the Company reported a net loss of $1.9 million or $0.19 per share. The lower income, exclusive of the restructuring charges, was primarily the result of lower volume of manufactured product, higher cost of raw material, and interest costs.

The gross profit increase of $.7 million from the second quarter of 1996 to the corresponding period of 1997 was primarily the result of the TBP acquisition offset by Manufacturing losses, which were due to the restructuring of manufacturing operations and the higher costs of raw materials.

Operating expenses for the second quarter of 1997, excluding the restructuring charges, were $13.4 million or 12.6% of net sales, compared to 1996 second quarter operating expenses of $12.2 million, or 12.8% of net sales.

The provision for income taxes in both second quarters 1997 and 1996 relates to the recording of state taxes. The provisions for federal taxes in each period are offset by the Company's net operating loss position.


Six Months Ended July 5, 1997 vs.
Six Months Ended June 29, 1996

The Company's net sales for the 1997 six-month period were $202.6 million, representing a 19.4% increase over the same period in 1996, when sales were $169.7 million. The increase is attributable to the acquisition of TBP and a 10.1%
year-to-date improvement in the sales of distributed products, which management believes is primarily the result of an increase in marketing efforts of the Company in partnership with key suppliers. External sales of manufactured products for the 1997 six-month period were down from the same period in 1996 by 14.0% or $6 million primarily as a consequence of the disruption caused by the consolidation of the Lexington, North Carolina operations into the Oshkosh, Wisconsin facility and the delay in start-up of the new high-speed door assembly line.

The Company reported year-to-date net income before restructuring and reorganization charges of $2.0 million or $0.19 per share compared to net income before restructuring and reorganization charges of $884,000 or $0.10 per share for the same period in 1996, on average shares outstanding of 10,208,501 and 8,684,274, respectively. Including restructuring and reorganization charges of $5.8 million, the Company reported a year-to-date net loss of $3.9 million or $0.38 per share versus net income of $3,000 or $0.0 per share for the same period in 1996. The increase in income, exclusive of the restructuring and reorganization charges, was primarily the result of the acquisition of TBP, the higher sales volume of distributed products, and a volume incentive reward from a supplier partnership program.

The gross profit increase of $7.6 million from the first half of 1996 to the corresponding period of 1997 was primarily the result of the TBP acquisition and the sales volume gains in distributed products. Manufacturing losses, which were due to the restructuring of manufacturing operations and the rising costs of raw materials, offset these gains.

Operating expenses for the first six months of 1997, excluding the restructuring and reorganization charges, were $28.0 million or 13.8% of net sales, compared to the similar period in 1996 with operating expenses of $22.7 million, or 13.4% of net sales. The increases in operating expenses were primarily related to the TBP acquisition.

Year-to-date interest expense was $1.2 million higher. This Increase is due to average debt rising from $36 million in the first six months of 1996 to $61.5 million in the similar period in 1997 which was needed to maintain higher working capital levels due to operating inefficiencies in manufacturing and the TBP acquisition.

The provision for income taxes in both years relates to the recording of state taxes. The provisions for federal taxes in each period are offset by the Company's net operating loss position

Significant Business Trends/Uncertainties

Management believes that housing starts have a significant influence on the Company's level of business activity. "Housing Economics" reported that sales of new homes for the first five months of 1997 were 9.4% above those for the same period in 1996. No assurances can be given, however, that for 1997 there will be any continued improvement in the level of housing starts, or that single family housing starts will not decline in the future.

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

In the past, raw material prices have fluctuated substantially for pine and fir lumber. Fir prices reached a high in the first quarter of 1995 and remained within 5% of that level until the fourth quarter of 1996. For the first six months of 1997, average fir and oak prices were at their highest levels in a year and increased from the fourth quarter of 1996 by 5.2% and 1.0%, respectively. In the second quarter, pine prices did not experience their normal historical decline as expected. Such increases in the price of raw materials have resulted in reduced profit margins. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established new offshore sources of raw material. Management believes that these actions, together with aggressive price increases where competitive factors allow, will partially offset the impact of the high cost of raw material.

In order to expand its capacity, meet anticipated demand and reduce its cost of production, the Company has installed a new high-speed door assembly line at its Oshkosh facility. Delivery and installation of the new line was completed during the first quarter of 1997. The new high-speed door assembly line is operational; however, the new line is not yet operating at normal capacity. Management currently believes that the line should be functioning at a normal capacity by September 1997. A performance shortfall could have a detrimental impact, both on the short-term profitability of the Company and on its long-term ability to service and retain key customers. Management believes that the efficient operation of the new high-speed door assembly line is critical to reducing lead-times to acceptable levels and satisfying customers.

An important part of the Company's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, as well as other areas, if attractive opportunities are presented. In August 1996, the Company acquired substantially all of the business and assets of Tennessee Building Products, a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, the Company expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama. On July 25, 1997 the Company acquired certain assets of Wahlfeld Manufacturing Company ("Wahlfeld"). Wahlfeld, which had annual sales of approximately $22.7 million for the year ended December 31, 1996, is a distributor of windows, doors, and other millwork products. The Company plans to consolidate Wahlfeld's operations into the Company's existing facilities in West Chicago and Decatur, Illinois.

Recently, Andersen Corporation ("Andersen") determined to market and to sell its FibrexO replacement window systems through retail stores which are aimed at the replacement window buyer. These retail stores, called Renewal by AndersenO stores, will be devoted exclusively to the promotion and sale of FibrexO window systems, with the stores being established in various areas of the country and principally owned and operated by independent distributors. Andersen has entered into an agreement with the Company to open one of the first such stores in Overland Park, Kansas. Such store is owned and operated by the Company. FibrexO is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. In the event that the Kansas location is successful, the Company and Andersen may consider establishing additional stores.

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

Working capital at July 5, 1997 was $88.5 million, with a ratio of current assets to current liabilities of 4.6 to 1.0, while at December 31, 1996 working capital was $77.1 million with a ratio of current assets to current liabilities of 3.5 to 1.0. The increase in working capital reflects seasonality, with accounts receivable increasing $8.0 million. Accounts payable and other working capital decreased in the first half of 1997 by an aggregate $5.8 million, primarily as a consequence of the payment of accrued bonuses and commissions and a large decrease in the amount of checks issued and outstanding. Increases in working capital were offset by a $3.9 million decrease in inventories.

Long-term debt, net of cash, increased to $62.2 million at July 5, 1997, from $47.4 million at December 31, 1996. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 43.3% at December 31, 1996 to 51.2% at July 5, 1997. The $14.8 million increase is attributable to the aforementioned $9.9 million change in working capital, a final payment of $2.2 million related to the acquisition of TBP, and $2.2 million of capital spending.

Cash used by operating activities totaled $11.5 million for the six months ended July 5, 1997, as compared to a $3.0 million cash generation for the six months ended June 29, 1996. The difference between periods is due to lower operating results and higher working capital as discussed above. Investing activities in the first six months of 1997 used $4.8 million, compared to the corresponding period in 1996, when investing activities generated $3.3 million. 1997 activities included $2.2 million expended to acquire new equipment, the final payment for the purchase of TBP of $2.2 million and $.4 million used in other investing activities, while 1996 activities consisted of $1.5 million used for asset acquisitions, $4.1 million generated by asset disposals, $.9 million provided by the surrender of life insurance policies, and $.2 million used in other investing activities. Financing activities generated $16.4 million through July 5, 1997, with $14.7 million provided by net increases in the revolving line of credit, $1.2 million generated by stock option being exercised by former employees and $.2 million by short-term financing. During the same period in 1996, financing activities used $3.3 million to repay debt. The $19.7 million difference in the financing requirements for the six months ended July 5, 1997 and the comparable period in 1996 reflects the need to finance the $11.5 million cash used by operating activities and the aforementioned investing activities.

The Company maintains a credit agreement with a group of banks, which provides for a revolving credit facility of up to $75 million through July 14, 2000, including a letter of credit facility of up to $9 million. On July 25, 1997, the Company and the bank group entered into an amendment, which altered the restrictive covenants, increased the credit line to the current $75 million and extended the line for an additional two years. The covenant alterations are generally favorable to the Company. The amendment also put into place an acquisition line of up to $15 million through July 14, 2000. The acquisition line consists of a term loan of up to $ 10 million and a revolving credit facility of up to $5 million. At July 5, 1997, the Company had borrowings of $55.9 million under the revolving credit facility. The credit agreement requires the Company, among other things, to maintain minimum interest coverage and fixed charge coverage ratios, minimum levels of tangible net worth and a maximum leverage ratio. The Company is in compliance with the financial covenants under the credit agreement.

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

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility. The entire line of doors previously manufactured in Lexington was shifted to the Company's Oshkosh, Wisconsin door manufacturing facility. The Company recorded restructuring charges in 1996 of $4.7 million, primarily related to the sale of the Lexington and the consolidation of door manufacturing operations into the Oshkosh facility.

Management believes that with the installation and start-up of the new high-speed door assembly line at the Oshkosh facility, which occurred in the first quarter of 1997, lead time increases experienced due to increased production requirements and related inefficiencies encountered during the consolidation process may be reversed and, in fact, may be reduced by up to two weeks. The new high-speed door assembly line is not yet operating at normal capacity; however, management believes that the line should be functioning at a normal capacity by September 1997. When the new high-speed door assembly line is fully operational, management believes that the Oshkosh facility will be operating at approximately 70% of capacity, based upon current production levels. It is believed that the consolidation of all door manufacturing facilities at a single facility will offer the Company significant cost savings as well as provide customers with the advantage of purchasing the full range of solid wood door products and wood species from a single manufacturing facility.

In the first six months of 1997, the Company recorded an additional restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door assembly line. The Company does not currently expect to incur any additional restructuring charges for the remainder of 1997. At July 5, 1997, the restructuring reserve balance was $.6 million as compared to $1.1 million at December 31, 1996, primarily due to costs incurred in connection with severance and other employee benefit related payments.

Additionally, the Company recorded a $1.1 million reorganization charge in the first quarter of 1997 in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. Such provision is to cover severance and related payments to such officers. At July 5, 1997, the reorganization reserve balance was $.4 million.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Stockholders on May 14, 1997, a vote was taken for the election of directors for a one-year term. All directors were re-elected by the following common stock vote:

                                       For               Withhold Authority
                                       ---               ------------------

         F.J. Hawley, Jr.           8,777,069                 136,495
         L.R. Robinette             8,777,168                 136,396
         J.S. Crowley               8,775,766                 137,798
         H.G. Haas                  8,775,767                 137,797
         W.R. Holland               8,770,968                 142,596
         E.T. Tokar                 8,777,168                 136,396
         P.J. McDonough, Jr.        8,777,170                 136,394

The second item on the ballot was the ratification of the selection of Price Waterhouse LLP as independent accountants for the Company for the 1997 fiscal year. The ratification passed by a common stock vote as follows: For -- 8,830,368; Against -- 68,070; Abstain -- 15,126.

The third item on the ballot was the ratification of the 1997 Incentive Compensation Plan. The ratification passed by a common stock vote as follows:
For -- 7,080,872; Against -- 1,809,065; Abstain -- 23,627.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1   Employment  agreement  between the  Company  and  Mitchell J. Lahr dated March 11, 1997.
       10.2   Employment  agreement  between  the  Company  and Darrell J. Olson dated March 21, 1997.
       10.3   Form of  Indemnification  Agreement,  dated April 7, 1997, between the Company and Mitchell J. Lahr.
       10.4   Form of Indemnification  Agreement,  dated April 14, 1997, between the Company and Darrell J. Olson.
       10.5   Employment termination agreement between the Company and Dennis C.
              Hood dated March 31, 1997.
       10.6   Employment  termination  agreement between the Company and Douglas
              H. MacMillan dated March 31, 1997.
       10.7   Lease,  dated  May 7,  1997,  between  the  Company  and BR/NO LA.
              Properties,  LLC for  warehousing  for a five  year  term in Baton
              Rouge, Louisiana.
       27     Financial Data Schedule

(b) A Current Report on Form 8-K was filed by the Company on August 8, 1997 with respect to the acquisition by the Company of certain assets of Wahlfeld Manufacturing Company.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MORGAN PRODUCTS LTD.





Date:  August 19, 1997                      By: /s/ Mitchell J. Lahr
                                               -----------------------
                                               Mitchell J. Lahr
                                               Vice President, Secretary and
                                               Chief Financial Officer
                                               (For the Registrant and as
                                               Principal Financial Officer)

                               INDEX OF EXHIBITS

10.1 Employment agreement between the Company and Mitchell J. Lahr dated March 11, 1997.

10.2 Employment agreement between the Company and Darrell J. Olson dated March 21, 1997.

10.3 Form of Indemnification Agreement, dated April 7, 1997, between the Company and Mitchell J. Lahr.

10.4 Form of Indemnification Agreement, dated April 14, 1997, between the Company and Darrell J. Olson.

10.5 Employment termination agreement between the Company and Dennis C. Hood dated March 31, 1997.

10.6   Employment  termination  agreement between the Company and Douglas
       H. MacMillan dated March 31, 1997.

10.7 Lease, dated May 7, 1997, between the Company and BR/NO LA. Properties, LLC for warehousing for a five year term in Baton Rouge, Louisiana.

27     Financial Data Schedule

                                                                     Exhibit 10
                                                                     05/14/97-1