Form 10-Q
period 1997-10-04
MORGAN PRODUCTS LTD
filed 1997-11-18
CIK 739790

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 4, 1997

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

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at November 3, 1997 was 10,357,396; 2,386 shares are held in treasury.


================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 Except Shares Outstanding)


                                          October 4,  September 28, December 31,
                                             1997         1996         1996
                                          (Unaudited) (Unaudited)
                                          ----------- ------------  ------------
                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $    419   $   1,717    $  1,467
  Accounts receivable, net                    44,560      39,122      32,559
  Inventories                                 66,678      67,540      73,683
  Other current assets                         1,486       1,198         632
                                           ----------  ----------   ----------
    Total current assets                     113,143     109,577     108,341
                                           ----------  ----------   ----------

OTHER ASSETS                                  11,763       7,039      10,638
PROPERTY, PLANT & EQUIPMENT, net              23,637      23,171      23,137

  TOTAL  ASSETS                             $148,543    $139,787     $142,116
                                           ----------  ----------   ----------

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                           $     99    $     88     $     0
  Current maturities of long-term debt         2,010       1,028       1,136
  Accounts payable                            16,781      18,884      19,449
  Accrued compensation and employee
     benefits                                  4,815       7,258       6,219
  Other current liabilities                    3,926       3,547       4,449
                                           ----------  ----------   ----------
    Total current liabilities                 27,631      30,805      31,253
                                           ----------  ----------   ----------

LONG-TERM DEBT                                62,533      55,023      48,880

STOCKHOLDERS' EQUITY:

  Common Stock, $.10 par value,
    10,357,099, 8,649,308, and 10,149,816      1,036         865       1,015
    shares outstanding, respectively
  Paid-in capital                             43,408      33,782      42,237
  Retained earnings                           13,983      19,567      18,927
                                           ----------  ----------   ----------
                                              58,427      54,214      62,179

  Treasury stock, 2,386 shares, at cost          (48)        (48)         (48)
  Unamortized value of restricted stock            0        (207)        (148)
                                           ----------  ----------   ----------

  TOTAL  STOCKHOLDERS'  EQUITY                58,379      53,959       61,983
                                           ----------  ----------   ----------
    TOTAL LIABILITIES & STOCKHOLDERS'
     EQUITY                                 $148,543    $139,787     $142,116
                                           ==========  ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                    and weighted average shares outstanding)



                                              For the Three Months Ended            For the Nine Months Ended
                                          ----------------------------------   ----------------------------------
                                            October 4,       September 28,       October 4,       September 28,
                                               1997               1996              1997              1996
                                          ----------------   ---------------   ---------------    ---------------
                                            (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)

Net sales                                  $  111,656        $    97,377        $   314,262        $   267,121

Cost of goods sold                             97,904             82,775            268,044            227,642
                                          ----------------   ---------------   ---------------    ---------------
    Gross profit                               13,752             14,602             46,218             39,479
                                          ----------------   ---------------   ---------------    ---------------
Operating expenses:
     Sales & marketing                         10,456              8,712             31,455             25,353
     General & administrative                   3,108              2,707             10,067              8,778
     Restructuring                                  0              1,956              4,713              2,837
     Reorganization                                 0                  0              1,117                  0
                                          ----------------   ---------------   ---------------    ---------------
         Total                                 13,564             13,375             47,352             36,968
                                          ----------------   ---------------   ---------------    ---------------
Operating income (loss)                           188              1,227             (1,134)             2,511
                                          ----------------   ---------------   ---------------    ---------------
Other income (expense):
     Interest                                  (1,341)              (778)            (3,912)            (2,147)
     Other                                        100                 80                192                217
                                          ----------------   ---------------   ---------------    ---------------
         Total                                 (1,241)              (698)            (3,720)            (1,930)
                                          ----------------   ---------------   ---------------    ---------------
Income (loss) before income taxes              (1,053)               529             (4,854)               581

Provision for income taxes                         30               (406)                90               (357)
                                          ----------------   ---------------   ---------------    ---------------
Net income (loss)                          $   (1,083)       $       935        $    (4,944)        $      938
                                          ================   ===============   ===============    ===============

Income (loss) per share                    $    (0.10)       $      0.11        $     (0.48)        $     0.11
                                          ================   ===============   ===============    ===============
Weighted average, common and
   common equivalent shares outstanding     10,353,933         8,808,636         10,255,932          8,724,938
                                          ================   ===============   ===============    ===============



    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flows
                                  ( $ 000 ' s )


                                                     For the Nine Months Ended
                                                   -----------------------------
                                                    October 4,    September  28,
                                                       1997            1996
                                                   ------------   --------------
                                                    (Unaudited)     (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net  income (loss)                                 $  (4,944)       $     938
  Add  noncash items included in income:
    Depreciation and amortization                         3,174           2,800
    Provision for doubtful accounts                         230             143
    (Gain) Loss on sale of property, plant &
       equipment                                           (39)               5
    Provision for restructuring                               0             881
     Other                                                  148             175
  Cash (used) generated by changes in components
      of working capital, net of effects of
      acquisition of businesses:
    Accounts receivable                                (10,598)         (11,633)
    Inventories                                          8,933           (6,274)
    Accounts payable                                      (764)           5,503
    Other working capital                               (3,117)             724
                                                     ----------       ----------
NET CASH GENERATED (USED) BY OPERATING ACTIVITIES       (6,977)          (6,738)

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment           (2,769)          (3,864)
  Acquisition of Tennessee  Building  Products          (2,182)         (15,610)
  Acquisition of Wahlfeld Manufacturing Company         (4,757)               0
  Proceeds from disposal of property, plant, &
       equipment                                           152            4,118
  Proceeds  from  surrender of life insurance
       policies                                              0              925
  Acquisition of other assets, net                        (333)          (1,118)
                                                     ----------       ----------
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES       (9,889)         (15,549)
                                                     ----------       ----------
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Net change in short-term debt                             99               88
  Proceeds from long-term  debt                         15,553           20,055
  Repayments of long-term  debt                         (1,026)          (1,285)
  Common stock issued for cash                           1,192               11
                                                     ----------       ----------
NET CASH GENERATED  BY FINANCING ACTIVITIES             15,818           18,869
                                                     ----------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,048)          (3,418)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    1,467            5,135
                                                     ----------       ----------
  End of period                                      $     419        $   1,717
                                                     ==========       ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                         $   4,224        $   2,465
    Income taxes                                           121               60



    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED OCTOBER 4, 1997


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

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company is currently evaluating its required disclosures under SFAS No. 131 and expects to adopt this standard during the year ended December 31, 1998.

CONSOLIDATION - The consolidated financial statements include the accounts of all business units of Morgan Products Ltd. All intercompany transactions, profits and balances are eliminated.

BASIS OF PRESENTATION - The financial statements at October 4, 1997 and September 28, 1996, and for the three and nine months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine months ended October 4, 1997 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2 - INVENTORIES

Inventories consisted of the following at (in thousands of dollars):


                       October 4, 1997  September 28, 1996     December 31, 1996
                       (unaudited)       (unaudited)



Raw material                   $10,937          $ 12,461                 $14,139

Work-in-process                  8,671             7,801                   9,899

Finished goods                  47,070            47,278                  49,645
                               -------           -------                 -------
                               $66,678           $67,540                 $73,683
                               -------           -------                 -------

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

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility and consolidated it with the Company's Oshkosh, Wisconsin door manufacturing facility. The Company recorded an additional restructuring charge in the second quarter of 1996 of $881,000, of which $356,000, related to the sale of the Lexington facility and the consolidation of door manufacturing operations into the Oshkosh facility, and the balance of which was used to cover incremental costs related to the Springfield, Oregon and Weed, California plant closings and the reorganization of the management structure at Morgan Manufacturing. Additional aggregate restructuring expenses of $3.8 million were recorded in the third and fourth quarters of 1996. These restructuring expenses, which included Lexington operating costs after cessation of production and incremental hiring, training, and relocation costs associated with the transfer of Lexington production to Oshkosh, were expensed as incurred.

In the first nine months of 1997, the Company recorded an additional restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and a delay in the start-up of the new high-speed door assembly line. The equipment has been installed and management believes that the line should be functioning at a normal capacity by January 1998. At October 4, 1997, the restructuring reserve balance was $.6 million as compared to $1.1 million at December 31, 1996.

Additionally, the Company has recorded a $1.1 million reorganization charge in the first nine months of 1997 in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. At October 4, 1997, the reorganization reserve balance was $.2 million.

NOTE 4 - CREDIT AGREEMENT


On July 25, 1997, the Company and the bank group entered into an amendment to its revolving credit facility, which altered the restrictive covenants, increased the credit line to the current $75 million and extended the line through July 14, 2000. The covenants have terms similar to or more favorable than those previously in effect. The amendment also puts into place an incremental acquisition line of up to

$15 million through July 14, 2000, consisting of a term loan of up to $10 million and a revolving credit facility of up to $5 million. On November 5, 1997, the Company and the bank group entered into an amendment, which eliminated the $5 million revolving credit facility for acquisitions. At October 4, 1997, the Company had borrowings of $55.6 million under the revolving credit facility, which includes $4.9 million under the acquisition line. The credit agreement requires the Company, among other things, to maintain minimum interest coverage and fixed charge coverage ratios, minimum levels of tangible net worth and a maximum leverage ratio.

NOTE 5 - ACQUISITION OF WAHLFELD MANUFACTURING COMPANY

On July 25, 1997, the Company acquired certain assets of Wahlfeld Manufacturing Company ('Wahlfeld"). Wahlfeld, which had annual sales of approximately $22.7 million for the year ended December 31, 1996, is a distributor of windows, doors, and other millwork products to residential builders and other customers. The purchase price of $4.8 million, including $.2 million in acquisition costs, subject to certain purchase price adjustments, was financed through the borrowings on the company's revolving credit facility. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired was recognized as goodwill and is being amortized over 25 years. The operating results of Wahlfeld have been included in the Company's consolidated financial statements since the date of acquisition.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations


Forward Looking Statements

Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of consolidation of manufacturing operations; changes in relationships with important suppliers and key customers; the existence and pace of acquisitions; fluctuations in the price of raw materials; and competitive and general economic conditions, such as housing starts.

Results of Operations

Three Months Ended October 4, 1997 vs.
Three Months Ended September 28, 1996

The Company's net sales for the third quarter of 1997 of $111.7 million represent a $14.3 million or 14.7% increase over the same period in 1996. This increase is primarily attributable to the August 30, 1996 acquisition of Tennessee Building Products, ("TBP") which generated incremental sales of $9.6 million and a $5.1 million improvement in the sales of distributed products, which management believes is due to increased marketing efforts with key suppliers and the acquisition of Wahlfeld Manufacturing Company ("Wahlfeld") on July 25, 1997. External sales of manufactured products for the third quarter of 1997 dropped $.5 million from the same period in 1996. Sales continue to decline from prior year periods due to the disruption caused by the consolidation of the Lexington, North Carolina facility and the delay in the start-up of the new high-speed door assembly line.

For the third quarter of 1997, the Company reported a net loss before restructuring and reorganization charges of $1.1 million or $0.10 per share compared to net income before restructuring and reorganization charges of $2.8 million or $0.33 per share for the same period in 1996 on average shares outstanding of 10,353,933 and 8,808,636, respectively. The decrease was primarily due to lower volumes of manufactured products and higher interest costs.

The gross profit decline for the third quarter of 1997 of $.9 million from the third quarter of 1996 is due primarily to a shift to lower margin direct business and market price pressure at Distribution, and higher cost of raw materials and unfavorable variances at Manufacturing. These declines were partially offset by increases at TBP due to the additional volume.

Operating expenses for the third quarter of 1997, excluding the restructuring and reorganization charges, were $13.6 million, or 12.1% of net sales compared to operating expenses in the third quarter of 1996 of $11.4 million, or 11.7%. of net sales. The increase in operating expenses is almost exclusively related to the TBP acquisition.

Interest expense for the third quarter of 1997 increased $.6 million over the same period in 1996. The increase was due to a $23.6 million increase in average long-term debt in the 1997 third quarter from the same period in 1996.

The provision for income taxes in both third quarters 1997 and 1996 relates to the recording of state taxes. No federal tax benefit was recognized in 1997 given the Company's net operating loss position. The provision for federal taxes in 1996 was are offset by the Company's net operating loss position.

Nine Months Ended October 4, 1997 vs.
Nine Months Ended September 28, 1996

The Company's net sales for the 1997 nine-month period increased $47.1 million or 17.6% over the same period in 1996. The increase is primarily attributable to the acquisition of TBP, and an 8.8% year-to-date improvement in the sales of distributed products, which management believes is due to increased marketing efforts with key suppliers and the acquisition of Wahlfeld. External sales of manufactured products for the 1997 nine-month period dropped $6.4 million from the same period in 1996. Sales continue to decline from prior year periods due to the disruption caused by the consolidation of the Lexington, North Carolina facility and the delay in the start-up of the new high-speed door assembly line.

The Company reported year-to-date net income before restructuring and reorganization charges of $.9 million or $0.09 per share compared to net income before restructuring and reorganization charges of $3.7 million or $0.43 per share for the same period in 1996, on average shares outstanding of 10,255,932 and 8,724,938, respectively. The lower income, exclusive of the restructuring and reorganization charges, was primarily due to lower volumes of manufactured products and higher interest costs. Including restructuring and reorganization charges of $5.8 million, the Company reported a year-to-date net loss of $4.9 million or $0.48 per share versus net income of $.9 million or $0.11 per share for the same period in 1996.

The gross profit increase of $6.7 million for the 1997 nine-month period compared corresponding period of 1996 was primarily the result of the TBP acquisition, sales volume gains and a supplier incentive somewhat offset by Manufacturing results.

Operating expenses for the first nine-months of 1997, excluding the restructuring and reorganization charges, were $41.5 million or 13.2% of net sales, compared to the same period in 1996 with operating expenses of $34.1 million or 12.8% of net sales. The increase in operating expenses is almost exclusively related to the TBP acquisition.

Year-to-date interest expense was $1.8 million higher than the same period in 1996. This increase is due to average debt rising from $36.8 million in the first nine months of 1996 to $61.8 million in the same period in 1997 which was needed to maintain higher working capital levels due to operating inefficiencies in Manufacturing, the TBP and Wahlfeld acquisitions.

The provision for income taxes in both years relates to the recording of state taxes. No federal tax benefit was recognized in 1997 given the Company's net operating loss position. The provision for federal taxes in 1996 was offset by the Company's net operating loss position.


Significant Business Trends/Uncertainties

Management believes that housing starts have a significant influence on the Company's level of business activity. The Wall Street Journal recently reported that the Commerce Department said housing starts jumped 7.9% in September to a seasonally adjusted rate of 1.5 million homes. No assurances can be given, however, that for 1997 there will be any continued improvement in the level of housing starts, or that single-family housing starts will not decline in the future.

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

In the past, raw material prices have fluctuated substantially for pine and fir lumber. Fir prices reached a high in the first quarter of 1995 and remained within 5% of that level until the fourth quarter of 1996. For the first nine months of 1997, average pine prices, the highest volume specie used by the Company, have increased 19% over the same period in 1996. Since June 1997, pine prices have steadily fallen to a one-year low. For the first nine months of 1997, average fir and oak prices were at their highest levels in a year. As a result, the Company continues its efforts to expand the utilization, where appropriate, of engineered materials in wood door components and to switch to alternate wood species. In addition, the Company has established new offshore sources of raw material. Management believes that these actions, together with aggressive price increases where competitive factors allow, will partially offset the impact of the high cost of raw material.

In order to expand its capacity, meet anticipated demand and reduce its cost of production, the Company has installed a new high-speed door assembly line at its Oshkosh facility. Delivery and installation of the new line was completed during the first quarter of 1997. The new high-speed door assembly line is operational; however, the new line is not yet operating at normal capacity. Management currently believes that the line should be functioning at a normal capacity by January 1998. A performance shortfall could have a detrimental impact, both on the short-term profitability of the Company and on its long-term ability to service and retain key customers. Management believes that the efficient operation of the new high-speed door assembly line is critical to reducing lead-times to acceptable levels and satisfying customers.

An important part of the Company's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, as well as other areas, if attractive opportunities are presented. In August 1996, the Company acquired substantially all of the business and assets of Tennessee Building Products, a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, the Company expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama. In July 1997, the Company acquired certain assets of Wahlfeld, a distributor of windows, doors and other millwork products in Peoria, Illinois. The Company has consolidated Wahlfeld's operations into two of its existing facilities.

Recently, Andersen Corporation ("Andersen") decided to market and to sell its Fibrex(TM) replacement window systems through retail stores, which are aimed at the replacement window buyer. These retail stores, called Renewal by Andersen(TM) stores, will be devoted exclusively to the promotion and sale of Fibrex(TM) window systems, with the stores being established in various areas of the country and principally owned and operated by independent distributors. Andersen has entered into an agreement with the Company to open one of the first such stores in Overland Park, Kansas. This store is owned and operated by the Company. Fibrex(TM) is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. In the event that the Kansas location is successful, the Company and Andersen may consider establishing additional stores.

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

Working capital increased $8.4 million from $77.1 million at December 31, 1996 to $85.5 million at October 4, 1997. The increase in working capital reflects seasonality, with account receivables increasing $10.6 million and an increase of $4.8 million as a result of the Wahlfeld acquisition. The increase in receivables is primarily due to a $7.6 million increase in sales in September 1997 as compared to December 1996, with Distribution sales accounting for $6.0 million, Manufacturing sales accounting for $.7 million and TBP sales accounting for $.9 million of such increase, respectively. Accounts payable and other working capital decreased in the first nine months of 1997 by an aggregate $3.9 million, primarily as a consequence of the payment of accrued bonuses and commissions and a large decrease in the amount of checks issued and outstanding. Increases in working capital were offset by a $8.9 million decrease in inventories. This decline of inventory is a continuance of the Company's cost cutting plan to reduce working capital and interest on long-term debt.

Long-term debt, net of cash, increased to $62.1 million at October 4, 1997, from $47.4 million at December 31, 1996. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 43.3% at December 31, 1996 to 51.5% at October 4, 1997. The $14.7 million increase is primarily attributable to the aforementioned $3.6 million change in working capital (exclusive of the Wahlfeld working capital), the $4.8 million in borrowings to acquire Wahlfeld, a final payment of $2.2 million related to the acquisition of TBP, and $2.8 million of capital spending.

Cash used by operating activities totaled $7.0 million for the nine months ended October 4, 1997, as compared to $6.7 million cash used for the nine months ended September 28, 1996. The difference between periods is due to lower operating results and higher working capital as discussed above. Investing activities in the first nine months of 1997 used $10.0 million, compared to the corresponding period in 1996, when investing activities used $15.5 million. Activities in 1997 included $2.8 million to acquire new equipment, the final payment to purchase TBP of $2.2 million and payments to purchase Wahlfeld of $4.8 million. Activities in 1996 activities included $5.0 million used for asset acquisitions, cash used purchase TBP of $15.6 million, $4.1 million generated on asset disposals and $.9 million provided by the surrender of life insurance policies. Financing activities generated $15.8 million through October 4, 1997, with $15.5 million provided by net increases in the revolving line of credit, $1.2 generated by stock options being exercised by former employees, $.1 million generated by short term financing and $1.0 used by principal payments of capital leases and the Walfeld term loan. During the same period in 1996, financing activities generated $18.9 million, with $20.1 million provided by net increases in the revolving line of credit offset by $1.3 million in cash used to pay principal payments on capital leases. The $3.1 million difference in financing requirements for the nine months ended October 4, 1997 and the comparable period in 1996 is primarily due to the TBP acquisition in 1996.

On July 25, 1997, the Company and the bank group entered into an amendment to its revolving credit facility, which altered the restrictive covenants, increased the credit line to the current $75 million and extended the line through July 14, 2000. The covenants have terms similar to or more favorable than those previously in effect. The amendment also puts into place an incremental acquisition line of up to $15 million through July 14, 2000, consisting of a term loan of up to $ 10 million and a revolving credit facility of up to $5 million. On November 5, 1997, the Company and the bank group entered into an amendment, which eliminated the $5 million revolving credit facility for acquisitions. At October 4, 1997, the Company had borrowings of $55.6 million under the revolving credit facility, which includes $4.9 million under the acquisition line. The credit agreement requires the Company, among other things, to maintain minimum interest coverage and fixed charge coverage ratios, minimum levels of tangible net worth and a maximum leverage ratio. The Company is in compliance with the financial covenants under the credit agreement.

The Company believes that it may require additional financing to pursue attractive acquisition candidates, depending upon the size of the acquisitions.

Restructuring of Operations

Since 1994 the Company has adopted a comprehensive strategic plan to restore profitability and regain industry leadership by providing customers with quality products and optimum service at the best price/value relationship. The Company has taken a series of major initiatives to implement this plan and


                                      -11
respond to continuing challenges in the industry. At Morgan Manufacturing, the Company has consolidated all of its door manufacturing operations into its Oshkosh facility and has invested approximately $6 million in capital expenditures for a new high-speed door assembly line. In addition, management is committed to controlling manufacturing costs, achieving a substantial savings through innovative raw material purchasing and manufacturing practices, and developing a more customer-focused business approach. The Company believes that its relationship with Andersen has improved in recent years. At Morgan Distribution, the Company has strengthened its business through a broad series of operating initiatives and plans to achieve additional growth both through its existing operations and by acquisition, as opportunities permit.

Primarily as the result of the implementation of its strategic plan, the Company has incurred substantial restructuring charges. In 1994 the Company incurred $11.3 million in restructuring charges to cover the costs of closing the
Company's Springfield, Oregon door and Weed, California veneer plants, the downsizing of Morgan Manufacturing, Company-wide management structure changes (including terminations and the elimination of certain positions), the restructuring of the Morgan Distribution operations, the relocation of the Company's corporate headquarters, and other cost reduction and consolidation actions.

In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility. The entire line of doors previously manufactured in Lexington was shifted to the Company's Oshkosh door manufacturing facility. The Company recorded restructuring charges in 1996 of $4.7 million, primarily related to the sale of the Lexington facility and the consolidation of door manufacturing operations into the Oshkosh facility.

Management believes that with the installation and start-up of the new high-speed door assembly line at the Oshkosh facility, which occurred in the first quarter of 1997, lead time increases experienced due to increased production requirements and related inefficiencies encountered during the consolidation process may be reversed and, in fact, may be reduced by up to two weeks. The new high-speed door assembly line is not yet operating at normal capacity; however, management believes that the line should be functioning at a normal capacity by January 1998. When the new high-speed door assembly line is fully operational, management believes that the Oshkosh facility will be operating at approximately 80% of capacity, based upon current production levels. It is believed that the consolidation of all door manufacturing facilities at a single facility will offer the Company significant cost savings as well as provide customers with the advantage of purchasing the full range of solid wood door products and wood species from a single manufacturing facility.

In the first nine months of 1997, the Company recorded an additional restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door assembly line. The Company does not currently expect to incur any additional restructuring charges for the remainder of 1997. Additionally, the Company recorded a $1.1 million reorganization charge in the first nine months of 1997 in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. Such provision is to cover severance and related payments to such officers.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Two reports on Form 8-K were filed during the quarter.

1. Current Report on Form 8-K was filed by the Company on August 9, 1997 with respect to the acquisition by the Company of substantially all of the assets of Wahlfeld Manufacturing Company (Commission File No. 1-9843).

2. Amendment on Form 8-K/A to Current Report on Form 8-K filed on August 9, 1997, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, was filed with the Commission on October 4, 1997 to include the Wahlfeld Manufacturing Company financial statements and the unaudited pro forma combined financial statements (Commission File No. 1-9843).

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MORGAN PRODUCTS LTD.





Date:                                          By: /s/ Mitchell J. Lahr



                                                   -------------------------
                                                   Mitchell J. Lahr
                                                   Vice President, Secretary
                                                   and Chief Financial Officer
                                                   (For the Registrant and as
                                                   Principal Financial Officer)