Form 10-K
period 1997-12-31
MORGAN PRODUCTS LTD
filed 1998-03-31
CIK 739790

2





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period ___ to ___.

                         Commission File Number 1-9843

                              MORGAN PRODUCTS LTD.
             (Exact name of registrant as specified in its charter)

                            DELAWARE                                              06-1095650
 (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

                             469 McLaws Circle, Williamsburg, Virginia     23185
                             (Address of principal executive offices)    (Zip Code)

                                 (757) 564-1700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                         Name of each exchange on which registered
        Common Stock $.10 par value                              New York Stock Exchange
             Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    Aggregate market value of voting stock of the Registrant held by non-affiliates as of March 9, 1998: $51,750,895.

    Number of shares of Common Stock outstanding as of March 9, 1998:
10,358,310 shares;  2,386 shares are held in treasury.


     Documents incorporated by reference                                                      Part
Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998              III


                               TABLE OF CONTENTS

                                                                                                               Page
PART I...........................................................................................................1

      ITEM 1.        Business....................................................................................1
      ITEM 2.        Properties..................................................................................7
      ITEM 3.        Legal Proceedings...........................................................................8
      ITEM 4.        Submission of Matters to a Vote of Security Holders.........................................8

PART II..........................................................................................................9

      ITEM 5.        Market for the Company's Common Equity and Related Stockholder
                     Matters.....................................................................................9
      ITEM 6.        Selected Financial Data....................................................................10
      ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations......11
      ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.................................17
      ITEM 8.        Financial Statements and Supplementary Data................................................17
      ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......17

PART III........................................................................................................18

      ITEM 10.       Directors and Executive Officers of the Company............................................18
      ITEM 11.       Executive Compensation.....................................................................19
      ITEM 12.       Security Ownership of Certain Beneficial Owners and Management.............................20
      ITEM 13.       Certain Relationships and Related Transactions.............................................20

PART IV.........................................................................................................21

      ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................21


                                     PART I

ITEM 1.       Business

The Company

         Morgan Products Ltd. (the "Company"), founded in 1855, is a leading distributor of millwork and other specialty building products, serving primarily the residential construction market. The Company offers its customers a full range of products that are sold through 16 Company-operated distribution centers, including premium window systems manufactured by Andersen Corporation ("Andersen"), as well as leading brand-name interior and exterior Therma-Tru(R), Morgan(R) and Nicolai(R) and Premdor(R) doors and entrance systems. The Company sells its distributed products primarily to lumber yards (which, in turn, supply the end-user), directly to builders or other end-users and to home center chains and other volume retailers. The Company currently operates distribution centers in 11 states and primarily serves markets in the Northeast, Midwest and Southeast regions of the United States.

         Faced in 1997 with continued disappointing performance of the Company's manufacturing business ("Morgan Manufacturing"), and despite significant improvements in operations, the Company decided in late 1997 to dispose of Morgan Manufacturing. On February 2, 1998, the Company completed the sale of substantially all of the assets of Morgan Manufacturing to JELD-WEN, inc., a privately-held manufacturer of doors, windows and other millwork products based in Klamath Falls, Oregon ("JELD-WEN"), for a sale price of approximately $38.475 million, subject to post-closing adjustments. Also in connection with the sale of Morgan Manufacturing, the Company and JELD-WEN entered into an arrangement for JELD-WEN to supply the company with products. With the sale of Morgan Manufacturing, the Company has exited completely from the wood stile and rail door manufacturing business. See "--Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Strategic Initiatives."

         The Company is headquartered in Williamsburg, Virginia. In view of the nature of its manufactured products and the types of products distributed, management believes that the Company's business in 1997 and prior periods constituted a single industry segment.

Business

         The Company sells specialty building products, including Andersen window systems, through 16 Company-operated distribution centers. In 1997, approximately 85% of the Company's total sales were generated by its Company-operated distribution centers.

         The following is a list of Company-operated distribution centers as of February 3, 1998:

                  Baton Rouge, Louisiana
                  Birch Run, Michigan
                  Charlotte, North Carolina
                  Chattanooga, Tennessee
                  Decatur, Illinois
                  Denver, Colorado
                  Gainesville, Virginia
                  Greenville (Greer), South Carolina
                  Harrisburg (Mechanicsburg), Pennsylvania
                  Kansas City (Shawnee), Kansas
                  Nashville, Tennessee (2 centers)
                  Scranton (Dunmore), Pennsylvania
                  West Chicago, Illinois
                  West Columbia (Cayce), South Carolina
                  Wilmington (Newark), Delaware

         The Company's distribution centers warehouse, assemble, and ship products to customers, provide sales, service and marketing functions and maintain vehicles to deliver products to customers who are generally within a 150 mile radius of each center. The distribution centers are operated as stand-alone profit centers. Major supplier purchasing negotiations are controlled centrally in order to obtain the best prices for total volume purchased and to minimize inventory levels.

         Many of the products distributed by the Company, including Andersen products, are modified and assembled at the Company's distribution centers before shipping. Such products include pre-hung doors and door systems; bay and bow window systems; and half-round, octagon, and specialty-shaped windows. The Company's assembly operations allow the builder, contractor or consumer to install pre-assembled units at a lower cost than modifying and assembling component parts at the job site. The Company has also developed the capability to provide complete job site installation for repair and remodeling projects.

         The Company conducted its disposed manufacturing business in Oshkosh, Wisconsin where it manufactured premium wood interior and exterior door and entrance systems and other specialty millwork.

Strategic Initiatives

         The Company believes that it is well positioned in the millwork industry to continue to establish a leading distribution network through its ability to add value to its products and services. The Company intends to capitalize on the well-known brand names for the quality products it distributes, its outstanding reputation for customer service, its multi-channel distribution capabilities and access to financial resources, which the Company believes are substantial competitive advantages. In recent years, however, the Company was hurt by operational and financial difficulties at Morgan Manufacturing relating to the consolidation of manufacturing operations and the late delivery of the high-speed door assembly line, rising raw materials prices, the Company's customer base shifting its requirements to a less profitable product mix, and poor financial results.

         Since 1994, the Company has adopted a comprehensive strategic plan to respond aggressively to industry consolidation, to restore profitability and to regain industry leadership. As part of this plan, the Company has initiated efforts designed to help the Company focus on its core business and outperform the competition. Those efforts include reducing costs, expanding focus on financial analysis, increasing market share through acquisitions and "greenfields," improving operating performance at existing distribution centers and improving its information management systems.

         One major step in executing the Company's strategic plan was the sale of the Company's manufacturing operations on February 2, 1998 to JELD-WEN. Although Morgan Manufacturing had made significant progress operationally by the middle of 1997, the disappointing financial performance of the manufacturing operations continued and the Company made the decision to divest Morgan Manufacturing. With the sale of Morgan Manufacturing, the Company has exited completely from the wood stile and rail door manufacturing business. The Company's management, who were devoting a significant amount of time and energy to a business that was not a strategic fit with the Company's long-term growth plans, will now be able to focus their efforts solely on the Company's distribution operations.

         An important part of the Company's strategic plan is to expand its distribution capabilities. The Company believes that its principal opportunity for growth is through acquisitions which capitalize on industry consolidation. The Company is focused on regions with high growth. Other opportunities for growth are in the further penetration of its existing markets, the establishment of new Company-operated distributorships and the addition of new product lines for distribution through Company-operated distribution centers. The new credit facility the Company entered into in February 1998 with its lending group will provide a source of funds to support the Company's growth strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         In implementing its plan to expand, in August 1996, the Company acquired substantially all of the business and assets of Tennessee Building Products, Inc. ("TBP"), a regional millwork and specialty building products distributor headquartered in Nashville, Tennessee. With the TBP acquisition, the Company expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama.

         In April 1997, the Company entered the Louisiana market in a joint effort with Andersen to increase market share in the region. The Company was awarded sole distribution rights for Andersen's products in Louisiana, as well as in most counties in Mississippi and some in Texas. This was a "greenfield" distribution start-up operation, which allows the Company to serve the Baton Rouge market on a one-step basis (selling directly to the end-user) and to serve the rest of the region primarily through two-step operations (selling to lumberyard dealers who in turn sell to the end-user).

         In July 1997, the Company acquired Wahlfeld Manufacturing Company ("Wahlfeld"), a distributor of millwork and other building products, located in Peoria and Aurora, Illinois. Acquiring this two-step distributor enabled the Company to substantially reduce the basic cost structure of its business in this market by consolidating inventories and operating functions into the Company's existing Illinois locations. The Wahlfeld acquisition also allowed the Company to become the sole distributor for the Andersen Window product lines in most of Illinois. In addition, the Company expanded its market area in the Carolinas by opening a sales office and showroom in Pinehurst, North Carolina in October 1997. Although the Company had historically sold into this market, establishing a sales office and showroom has enabled the Company to better serve this growth area with high-end, quality products.

         The Company will also consider opportunities for partnering with third parties in bringing new and innovative products to the marketplace in response to the evolving needs of the residential construction market. For example, the Company opened a RenewalSM by Andersen retail operation in the Kansas City area in late 1996. The Renewal by Andersen operation (which is aimed at the replacement window buyer) sells Fibrex(TM) window systems. Fibrex is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives."

         In 1997, the Company began implementing several elements of its new financial reporting information system which will be completed in 1998. In addition, an automated customer order entry system will be installed at the first distribution center during the second quarter of 1998 and is targeted to be finished in 1999. The Company intends to take its efforts in the operations systems arena far beyond the elements of standard software packages to include state-of-the-art customer/supplier interfacing.

         The steps taken by the Company in 1997 to fulfill its strategic plan objectives have successfully built a foundation for an improved future. The Company intends to aggressively continue pursuing the successful completion of the plan with initiatives to complement, expand and advance the steps previously taken.

Products

         The Company distributes a full range of millwork and other specialty building products, including window, door and entrance systems, wood, steel and composite doors, moldings, stair parts, mantels, shutters and screens, which are distributed to dealers, contractors and builders in the residential construction industry. The Company's major millwork lines include Andersen premium window systems, Morgan and Nicolai doors, ThermaTru steel and composite doors and Premdor flush and molded doors.

         Andersen products, which are sold under the "Andersen" trademark, accounted for approximately 41.6%, 40.6% and 40.8% of the Company's total sales, and 49.4%, 51.1% and 52.6% of the distribution division's total sales, in 1997, 1996 and 1995, respectively. Andersen produces high-quality, premium-priced windows and has been a technological leader in developing energy-efficient window systems. Andersen has informed the Company that it sells exclusively through distributors such as the Company. The Company's agreement with Andersen provides that Andersen can terminate the Company's distributorship at any time upon sixty (60) days notice. The Company believes that such a termination provision is Andersen's standard arrangement with its distributors.

         An important part of the Company's distribution process is the assembly and alteration work that is done at the distribution centers to prepare distributed products for delivery to the customer and for efficient installation at the building site. At these centers, window and door systems are assembled and modified according to customer specifications.

Markets

         Virtually all of the products distributed by the Company are part of the millwork (fabricated wood products) industry, which includes wood (including vinyl-clad wood) windows, wood doors, moldings, stairways and mantels. In 1995, based on information published by the United States Department of Commerce, the estimated manufacturers' sales volume of wood windows totaled $2.6 billion, estimated sales volume of wood doors totaled $3.2 billion and other millwork (including moldings, stairways and mantels) totaled $4.6 billion (to date, 1996 data is unavailable). These products are sold into the improvement, maintenance and repair markets and the new construction markets.

         According to Department of Commerce data, overall sales in the residential improvement, maintenance and repair markets grew from $46 billion in 1980 to an estimated $125.3 billion in 1997, representing an increase of 172%. New construction housing starts were cyclical over the same period, with a high of approximately 1.8 million units in 1986 and a low of slightly over 1.0 million units in 1991. The 1991 level is the lowest level of starts since 1945.

         The Company has established a presence primarily in the Northeast, Midwest and Southeast regions of the United States. As a result, the Company's financial condition is less tied to a single geographic region's economy or other characteristics. The risks to the Company posed by the cyclical nature of the new residential construction market are somewhat offset by the less cyclical nature of the residential improvement, maintenance and repair market.

Sales and Marketing

         Through its advertising program, the Company emphasizes the residential improvement, maintenance and repair markets. Certain of the Company's suppliers advertise both to the trade and directly to the consumer through nationwide print and other media. The Company's marketing programs emphasize the strengthening of customer relationships and providing exceptional customer service. Marketing activities include cooperative advertising programs with key vendors, assisting customers in designing sales programs directed toward the customers' buyers, and customer training for selling and merchandising products. In 1997 in a continuing effort to reduce overhead and administrative expenses, the Company consolidated its national accounts operations into its distribution business. The Company's national accounts staff serves the Company's national home center chain clients by training in-store personnel, assisting the customer in improving the mix of products sold and directing in-store product placement, packaging and merchandising.

         As of December 31, 1997, the Company employed approximately 135 salespersons who sold directly to independent distributors, building supply dealers, builders and remodelers, home improvement centers and factory home manufacturers. The Company's sales organization consists of customer service representatives located at each distribution center and outside field personnel serving the customer on-site. Each outside field representative reports to his or her regional center manager. The majority of outside sales representatives are compensated through a commission system in which pay is directly related to sales performance. The Company conducts ongoing educational training seminars for all sales representatives.

Backlog

         The Company anticipates no appreciable backlog level in the future as customer orders at the Company-operated distribution centers are generally filled within one to five days. The Company's backlogs of orders for manufactured products at December 31, 1997 and 1996 were approximately $5.4 million and $9.6 million, respectively. Prior to the sale of Morgan Manufacturing, backlog levels varied during the course of the year.

Seasonal Nature of Business

         The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States, where inclement weather during the winter months usually reduces the level of building activity in the improvement, maintenance and repair markets and in the new construction markets. The Company's lowest sales traditionally occur during the first and fourth quarters. The Company does not believe that the seasonal nature of its business will be affected by the sale of Morgan Manufacturing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Seasonal Nature of Business."

Competition

         Competition in the residential specialty building products market is substantial, both from within the United States and from foreign manufacturers and importers of building products. The Company's distribution centers compete principally with other distributors of window systems and other manufacturers of specialty building products that sell directly to the Company's target customers. For example, the Company generally competes with up to two other distributors of Andersen products in each territory in which the Company distributes, as well as manufacturers and distributors of premium wood window products that compete with Andersen products. Recently, however, the Company has become the sole distributor of Andersen products in several regions, including in Louisiana, most of Illinois, most counties in Mississippi and some counties in Texas. See "--Strategic Initiatives" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Strategic Initiatives." The Company believes that it competes in the distribution industry primarily on the basis of the breadth of its product lines, the quality and speed of its service and the quality and design of the products it sells. The Company is also committed to accommodating the purchase requirements of its customers by providing value-added services that are tailored to address each customer's unique needs.

         The wood stile and rail doors and the Andersen window systems that the Company distributes are positioned primarily at the premium price end of their respective markets. In addition, the Company's agreement with Andersen restricts the Company's ability to offer for sale the window systems of other manufacturers through the Company's distribution locations that carry Andersen products. The Company believes, therefore, that producers and distributors of lower priced or lower cost products may enjoy a competitive advantage where price is the consumer's primary concern and that the Company may be competitively disadvantaged in being restricted from offering its customers a more varied product mix. However, the Company believes that it has a leading position in premium interior and exterior doors and wood windows in the market area surrounding most of its distribution centers.

Trademarks and Name

         The Company's name and the Morgan Doorman logo are registered trademarks. The Company uses its stylized "M" and its trademarks and trade names "Tennessee Building Products, Inc.," "Titan Building Products, Inc.," "Windows, Doors & More, Inc.," "Tennessee Kitchen and Bath," "Tennessee Glass Company," and "Tennessee Kitchen Center, Inc." in connection with the Company's distribution operations. The Company considers its trademarks, trade names and logos to be valuable to the conduct of its business. The Company also owns certain patents which it does not consider material to the operation of its business.

         The Company has licensed its trademarks in the Company name, the Morgan Doorman, its stylized "M" and the logos related thereto to JELD-WEN for use in connection with the manufacture, marketing, sale and distribution of wood stile and rail doors, patio and French doors, door frames and related parts.

Employees

         As of December 31, 1997, the Company employed 1,593 persons, of whom 483 were employed at the Company's manufacturing facilities, 1,096 were employed at the Company's distribution centers, and 14 were employed at the corporate headquarters. Upon completion of the sale of Morgan Manufacturing on February 2, 1998, the Company employed 1,110 persons.

ITEM 2.       Properties

         The Company's principal executive offices are located at 469 McLaws Circle, Williamsburg, Virginia 23185. The Company does not own any real property. The Company leased the following facilities as of February 3, 1998:

                                                                                Approximate        Lease
                                                                                Square Feet      Expiring
                                                                                  Leased
Baton Rouge, Louisiana.....................................................         22,600         2002 (2)
Birch Run, Michigan........................................................        113,022         2005
Charlotte, North Carolina..................................................        115,010         2000
Chattanooga, Tennessee ....................................................         20,000         2006
Chesapeake, Virginia (showroom and sales office) ..........................         30,000         1999
Decatur, Illinois..........................................................         93,000         2001 (3)
Denver, Colorado...........................................................         39,970         2002
Greenville (Greer), South Carolina.........................................         15,000         1999 (3)
Harrisburg (Mechanicsburg), Pennsylvania (2 facilities):
     Office................................................................         15,569         1998 (3)
     Warehouse.............................................................        134,906         2002 (3)
Huntsville, Alabama (showroom).............................................          1,737         1999
Kansas City, Kansas (2 facilities):
     Shawnee Warehouse.....................................................         79,500         2000 (3)
     Renewal by Andersen Center............................................          2,860         1999
Nashville, Tennessee (2 facilities):
     Glass facility and showroom...........................................         26,000         2000
     Warehouse and showroom................................................        170,000         2011
Oshkosh, Wisconsin (Former Manufacturing Division Office)..................         16,000         2000 (5)
Pinehurst, North Carolina..................................................         25,000         2000 (2)
Scranton (Dunmore), Pennsylvania...........................................         80,917         1998 (4)
Washington, D.C. (Gainesville, Virginia)...................................         79,500         2006 (3)
Weed, California...........................................................        417,605 (1)     1999 (2)
West Chicago, Illinois.....................................................        100,925         2001 (2)
West Columbia (Cayce), South Carolina......................................         89,480         2001 (2)
Williamsburg, Virginia (Headquarters)......................................          6,909
Wilmington (Newark), Delaware..............................................         97,421         2000 (2)


(1) Of the 417,605 square feet leased, the Company has sublet 50,000 square feet to a third party. The remainder of such space was sublet to the purchaser of Morgan Manufacturing until April 2, 1998, after which date approximately 367,605 square feet will be unoccupied.
(2)  Optional renewal term of five years or less.
(3)  Optional renewal term in excess of five years.
(4) Of the 80,917 square feet leased, 20,145 square feet have been sublet to a third party.
(5) The Company no longer occupies this leased space and is seeking a subtenant.

         Distribution center leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In a few locations, the leases provide escalation clauses requiring the payment of additional rent according to certain indices or in specified amounts. The termination dates of these leases vary widely. See Note 8 of Notes to Consolidated Financial Statements.

         The Company believes that its distribution facilities are sufficient to serve its needs in its existing markets.

ITEM 3.       Legal Proceedings

         The Company is not involved in any material pending legal proceedings.

ITEM 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders since the last annual meeting held May 14, 1997.

                                    PART II

ITEM 5.       Market for the Company's Common Equity and Related Stockholder
              Matters

         (a) The Common Stock of the Company commenced trading on the New York Stock Exchange on March 7, 1988 (NYSE symbol: MGN). As of March 10, 1998, there were approximately 2,915 holders of record of such Common Stock. The Company currently does not pay cash dividends on its Common Stock. Any payment of future dividends, and the amounts thereof, will be dependent upon the Company's earnings, financial instruments, cash flow, and other factors deemed relevant by the Board of Directors. The Company is restricted in its ability to pay dividends through February 1, 2001 by its bank agreement.

         The following table sets forth the high and low sale prices of the Company's Common Stock reported in the New York Stock Exchange Consolidated Transaction Reporting System.



                                                   High                   Low
1996:
     First Quarter..........................      $6                     $5
     Second Quarter.........................       6-1/2                  4-7/8
     Third Quarter..........................       8-1/8                  6-1/8
     Fourth Quarter.........................       8                      6-3/8

1997:
     First Quarter..........................      $9-5/8                 $7
     Second Quarter.........................       9                      6-1/4
     Third Quarter..........................       8-11/16                6
     Fourth Quarter.........................       6-15/16                6-7/8

         On March 10, 1998, the closing price of the Common Stock was $5.25.

          (b) Note: The number of shares of the Company's Common Stock held by non-affiliates shown on the cover of this Annual Report on Form 10-K was calculated on the assumption that there were no affiliates other than officers and directors of the Company.

ITEM 6.       Selected Financial Data

         The following table sets forth selected consolidated financial data for the Company for each of the five years ended December 31, 1993 through 1997. The selected operating results and balance sheet data have been derived from the Company's audited financial statements. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company for the three years ended December 31, 1997, and the notes thereto included herein.



Operating Results                                          Year Ended December 31,
                                        ------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)      1997            1996           1995            1994           1993

Net sales.                            $  412,249       $  373,345      $ 338,026      $  358,357     $ 392,702
Gross profit                              58,340           55,428         47,463          52,398        52,797
Operating expenses                        74,570           52,192         46,736          58,292        49,347
                                        ------------------------------------------------------------------------
Operating income (loss)                  (16,230)           3,236            727          (5,894)        3,450
                                      ==========================================================================
Other expense                             (4,667)          (3,265)        (3,313)         (3,307)       (2,248)
                                        ------------------------------------------------------------------------
Income (loss) before income taxes        (20,897)             (29)        (2,586)         (9,201)        1,202

                                      --------------------------------------------------------------------------
Net income (loss)                     $  (20,897)      $      298      $  (2,628)     $   (9,401)    $     952
                                        ========================================================================
Basic earnings per common share       $    (2.03)     $      0.03     $    (0.30)     $    (1.10)    $   $0.11
                                        ========================================================================
Diluted earnings per common share     $    (2.03)     $      0.03     $    (0.30)     $    (1.10)    $   $0.11
                                        ========================================================================

Basic shares outstanding                  10,280            8,830          8,644           8,549         8,495
Diluted shares outstanding                10,280            8,882          8,644           8,549         8,502


Balance Sheet Data                                                   At December 31,
                                      --------------------------------------------------------------------------
(In Thousands)                              1997             1996           1995            1994          1993
                                      --------------------------------------------------------------------------
Working capital                       $   77,324       $   77,088      $  58,674      $   61,639     $  77,225
Total assets                             128,776          142,116        109,515         113,308       133,280
Long-term debt, net of cash               53,156           47,413         30,439          27,050        43,215
Stockholders' equity                      42,431           61,983         52,835          55,192        64,481
Long-term debt, net of cash to
   total capitalization                     55.6%            43.3%          36.6%          32.9%          40.1%
Return on stockholders' equity             (40.0)%            0.5%          (4.9)%        (15.7)%          1.5%


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and under the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, changes in relationships with important suppliers and key customers; the pace of acquisitions; fluctuations in the price of raw materials; and competitive and general economic conditions, such as housing starts.


Results of Operations

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

         Net sales for 1997 were $412.2 million, representing a 10.4% increase over 1996 sales of $373.3 million. The increase in sales is primarily attributable to the acquisition of TBP in the third quarter of 1996 and a 5.6% improvement in the sales of distributed products, which management believes is due to increased marketing efforts with key suppliers and the acquisition of Wahlfeld in the third quarter of 1997. External sales of manufactured products in 1997 decreased 14.3% from 1996. Sales of manufactured products continued to decline from prior year periods due to the disruption caused by the consolidation of the Lexington, North Carolina operations into the Oshkosh, Wisconsin facility and the delay in the start-up of the high-speed door manufacturing line.

         Gross profit increased $2.9 million from 1996 to 1997. The increase was primarily the result of the aforementioned increase in sales and a volume incentive reward from a supplier partnership program at the distribution division ("Distribution"). The manufacturing division ("Manufacturing") experienced a $5.6 million decrease in gross profit due to the aforementioned decline in sales volume and the increase in raw material costs which were not passed on to the customer. The price for pine, which accounts for 53% of the raw materials purchased by Manufacturing, increased an average of 9.1% from 1996 while the price for fir, the second highest volume specie, increased 3% on average over the prior year's prices.

         Operating expenses for 1997, excluding $18.2 million in special charges (see discussion that follows), were $56.3 million, or 13.7% of net sales, compared to 1996 operating expenses, before special charges, of $47.5 million, or 12.7% of net sales. The majority of the $8.8 million increase related to the acquisition of TBP. Additional increases were incurred at Distribution for sales promotions related to the implementation of a new selling program to gain market share, and relocation expenses for the hiring of qualified key personnel in marketing, logistics and finance.

         In the fourth quarter of 1997, the Company recorded a non-recurring charge of $12.4 million involving its sale of Manufacturing (the "Sale Provision"). The Sale Provision included write-downs for the related assets to estimated fair market value and costs of selling the business including employee severance costs, pension fees, lease obligations and legal costs (aggregating, $1.21 per basic share). In addition, the Company incurred restructuring charges of $4.7 million to cover the incremental costs of consolidating the Lexington and Oshkosh manufacturing facilities and a $1.1 million reorganization charge related to changes in the executive management of the Company (aggregating, $.57 per basic share). See "--Restructuring of Operations" below.

         Interest and other non-operating expenses in 1997 were $4.7 million, an increase of $1.4 million from 1996. As a result of an increase in average debt of $19.8 million from 1996, interest expense increased $1.5 million in 1997. The increase in average debt was primarily the result of the financing associated with the acquisition of TBP and Wahlfeld.

         The provision for income taxes in both years relates principally to the recording of state taxes. There was no provision for federal taxes in either period given the Company's net operating loss position. The state tax provisions for both years were fully offset by the recognition of a tax benefit related to the amendment of prior year federal returns. See Note 11 to Consolidated Financial Statements.

         The Company reported a net loss of $20.9 million or $2.03 per basic share for 1997 compared to net income of $.3 million or $.03 per basic share for 1996, on basic shares outstanding of 10,280,484 and 8,829,622 respectively. Excluding special charges, the Company had a net loss of $2.7 million for 1997 compared to net income of $5.0 million for 1996. The $7.7 million decline in income from 1996, before special charges, is primarily due to lower volume and higher material costs at Manufacturing and a $1.5 million increase in interest expense.

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

         The Company's net sales for 1996 were $373.3 million, representing an increase of 10.4% from 1995 sales of $338.0 million. The increase in net sales was primarily the result of the 6.5% increase in the sales of distributed products and the acquisition of TBP. Sales of manufactured products in 1996, compared to sales in 1995, decreased by .5% as a consequence of the disruption caused by the consolidation of the Lexington, North Carolina operations into the Oshkosh, Wisconsin facility and the late delivery of the new high-speed door manufacturing line. Reflecting the temporary lack of capacity, the backlog of orders for manufactured products at December 31, 1996 was 47.7% greater than at December 31, 1995. Management believes that the sales increase for distributed products is a reflection of market share gains, as well as the high level of single family housing starts. Single family starts were 10.1% higher in 1996 than the average for the five-year period from 1991 to 1995.

         The gross profit increase of $8.0 million from 1995 to 1996 was primarily the result of the aforementioned increase in sales at the distribution division and the acquisition of TBP. Manufacturing gross margins in 1996 were reduced over those in 1995 by a $.9 million inventory shortage created by factors associated with the plant consolidation and the pressures to adequately service customer needs. These negative factors were more than offset by lower material and operating costs. The Company's gross profit as a percentage of net sales rose from 14.0% in 1995 to 14.8% in 1996.

         Operating expenses for 1996 were $52.2 million, or 14.0% of net sales, compared to 1995 operating expenses of $46.7 million, or 13.8% of net sales. Excluding the restructuring charge, 1996 operating expenses were $47.5 million or 12.7% of net sales. The increase in operating expenses, which was due to the acquisition of TBP and higher bonus and profit sharing costs, was partially offset by the closing of the Lexington facility and lower costs for salaries, fringe benefits, employee relocation, travel and entertainment, sales promotion, and advertising costs.

         Included in the 1996 results was a restructuring charge of $4.7 million to cover the cost of closing the Lexington, North Carolina facility and consolidating operations into Oshkosh, Wisconsin ($.53 per basic share). See "--Restructuring of Operations" below.

         Interest and other non-operating expenses in 1996 were unchanged from 1995 at $3.3 million, representing .9% of net sales in 1996 and 1.0% of net sales in 1995. The 1996 interest expense was favorably impacted by the capitalization of $.4 million of interest costs associated with the new high-speed door manufacturing line. Higher debt levels in 1996 were mostly offset by lower interest rates.

         The provision for income taxes in both 1996 and 1995 relates principally to the recording of state taxes. In 1996 and 1995, the state tax provision was offset fully and partially, respectively, by the recognition of a tax benefit related to the amendment of prior year federal tax returns. See Note 11 to Consolidated Financial Statements.

         The Company reported net income of $.3 million or $.03 per basic share for 1996 compared to a net loss of $2.6 million or $.30 per basic share for 1995, on basic shares outstanding of 8,829,622 and 8,643,941 respectively. Excluding the $4.7 million restructuring charge for 1996, the Company had income of $5.0 million. The $7.6 million improvement in income from 1995, before the restructuring charge, reflects the higher sales volume, improved gross profit margin, and the acquisition of TBP.



Significant Business Trends / Uncertainties

         Management believes that single family housing starts have a significant influence on the Company's level of business activity. Currently available industry data suggests that housing starts for single family dwellings decreased 2.6% in 1997 from 1996. Despite this decline, the 1997 start rate for single family homes was at the third highest level in the last 10 years. The National Association of Home Builders ("NAHB") forecasts "despite an expected overall economic slowdown in 1998, the NAHB expects low interest rates to help the housing market which will result in only a slight decline from the previous year." No assurances can be given, however, that single family housing starts will not decline more severely.

         Management also believes that the Company's ability to continue to penetrate the residential repair and remodeling markets through sales to home center chains may have a significant influence on the Company's level of business activity. Management believes this market will continue to grow in importance to the Company. However, sales to these home center chain customers as a percentage of total sales decreased from 25.5% in 1996 to 18.3% in 1997, representing a $19.8 million decrease in sales volume. Distribution sales to these customers as a percentage of total sales decreased from 15.3% in 1996 to 13.0% in 1997, representing a $3.5 million decrease in sales volume. Management further believes that in certain areas of the United States, sales by distributors directly to the end-user may over time replace, as the primary channel of distribution, the distribution method of selling to the retail dealer, who then sells to the end-user. The Company intends to respond aggressively to such changes in distribution methods, including, where opportunities permit, through the acquisition of distribution businesses that sell directly to the end-user.


Strategic Initiatives

         An important part of the Company's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, or in other areas, if attractive opportunities are presented. In August 1996, the Company acquired substantially all of the business and assets of TBP, a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, the Company expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama. In July 1997, the Company acquired certain assets of Wahlfeld, a distributor of windows, doors, and other millwork products headquartered in Peoria, Illinois. The Company consolidated Wahlfeld's operation into two of its existing facilities.

         With the February 2, 1998 sale of Manufacturing, Company debt was reduced by half. The Company entered into a new credit facility with its bank group which includes a $30.0 million revolving credit sub-line for permitted acquisitions. This additional capital will provide funding for the strategic plan described above.

         In 1996, Andersen determined to sell its Fibrex window systems through Renewal by Andersen retail stores. Fibrex is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. The Renewal by Andersen store (which is aimed at the replacement window buyer) is devoted exclusively to the promotion and sale of such systems, with the stores being established in various areas throughout the country and principally owned and operated by independent distributors. The Company opened one of the first such stores in Overland Park, Kansas which has performed at lower than expected levels. As of December 31, 1997, the Company has not opened any additional Renewal by Anderson retail stores.

         The Company believes that its relationship with Andersen has improved in recent years. In April 1997, the Company entered the Louisiana market where it was awarded sole distribution rights for Andersen's products. In 1997, the Company was also awarded sole distribution for Andersen's products in most counties in Mississippi and some in Texas.

         As the final major element of its strategic initiatives, the Company is committed to improving its management information systems. A new Company-wide integrated management information system has been selected and is being implemented. The Company approved total capital expenditures of $3.4 million for the new management information system project, which has been financed through a combination of capital leases and borrowings under the Company's revolving line of credit. As of December 31, 1997, the Company has incurred a cost of approximately $3.3 million for the management information system. Upon completion of this project, the Company will have achieved significant progress in meeting its goal of being the industry leader in customer-friendly order processing and fulfillment systems. Management believes that the final implementation of the project will be completed in 1999.



Liquidity and Capital Resources

         The Company's working capital requirements are related to its sales level, which, because of its dependency upon housing starts and the repair and remodeling market, is seasonal and, to a degree, weather dependent. This seasonality affects the need for working capital inasmuch as it is necessary to carry larger inventories and receivables during certain months of the year.

         Working capital at December 31, 1997 was $77.3 million, with a ratio of current assets to current liabilities of 3.7 to 1.0, while at December 31, 1996 working capital was $77.1 million, with a current ratio of 3.5 to 1.0. Working capital of $77.3 million at December 31, 1997 includes $12.3 million of Manufacturing property, plant and equipment ("PP&E") held for sale. Excluding PP&E held for sale, the Company's working capital decreased $12.1 million from 1996. The $12.1 million decrease in working capital was primarily due to reduced inventory of $13.1 million. Additionally, $21.8 million in Manufacturing inventory was reclassified to assets held for sale. The decline in inventory is a continuance of the Company's plan to reduce working capital and interest on long-term debt. Accounts receivable decreased $3.8 million after $3.4 million was reclassified to assets held for sale. The decrease in accounts payable of $6.3 million was offset by increased liabilities related to the provision for loss on the sale of Manufacturing.

         Long-term debt, net of cash, increased to $53.2 million at December 31, 1997 from $47.4 million at December 31, 1996. The Company's ratio of long-term debt, net of cash, to total capitalization increased from 43.3% at December 31, 1996 to 55.6% at December 31, 1997. This increase was due to additional borrowings required to offset continued losses in operations and additional borrowings for the Wahlfeld acquisition.

         Cash generated by operating activities totaled $4.1 million in 1997. By comparison, the period ended December 31, 1996 reflected cash used by operations of $7.9 million. The improvement is primarily due to the continued reductions in inventory levels. Investing activities in 1997 used $10.2 million, principally consisting of payments to acquire Wahlfeld of $5.0 million, the final payment to acquire TBP of $2.2 million and payments to purchase capital equipment of $2.3 million. Investing activities in 1996 used $15.6 million, primarily for the acquisition of TBP. Financing activities generated $8.8 million of cash in 1997, with a $9.1 million increase in debt under the revolving line of credit, the repayment of $1.5 million of debt, and $1.2 million net proceeds from the exercise of stock options. Financing activities in 1996 generated $19.8 million of cash from additional borrowings, net of debt repayments and net proceeds from the Company's public offering of its common stock in 1996.

         Prior to the sale of Manufacturing, the Company maintained a credit agreement (the "Old Credit Agreement") with a group of banks which provided for a revolving credit facility of up to $75 million and an incremental acquisition term loan line of $10 million through July 14, 2000. At December 31, 1997, $45.3 million of borrowings were outstanding on the revolving credit facility and $4.8 million of borrowings were outstanding on the acquisition term loan line. On February 3, 1998 in connection with the sale of Manufacturing, the Company and the same group of banks entered into an amended and restated credit agreement (the "New Credit Agreement"). The New Credit Agreement reduced the revolving credit facility to $65 million which includes an acquisition sub-line of $30 million. The New Credit Agreement also introduced an interest rate matrix and extended the credit facility through February 1, 2001. The New Credit Agreement requires the Company, among other things, to maintain minimum interest coverage, fixed charge coverage ratios, and maximum levels of debt to earnings before income taxes and depreciation and amortization ratios. For the period between December 31, 1997 through the effective date of the New Credit Agreement, the Company's lenders waived its technical default (resulting from losses associated with the disposition of Manufacturing) with respect to certain financial covenants under the Old Credit Agreement.


Restructuring of Operations

         Since 1994, the Company has adopted a comprehensive strategic plan to restore profitability and regain industry leadership by providing customers with quality products and optimum service at the best price/value relationship. The Company has taken a series of major initiatives to implement this plan and respond to continuing challenges in the industry.

         In 1994 and 1995, the Company incurred $11.3 million and $51,000 in restructuring charges, respectively, to cover the costs of closing the Company's Springfield, Oregon door and Weed, California veneer plants, the downsizing of Manufacturing, Company-wide management restructure charges (including terminations and the elimination of certain positions), the restructuring of Distribution operations, the relocation of the Company's corporate headquarters, and other cost reduction and consolidation actions. In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility. The entire line of doors, previously manufactured in Lexington, was shifted to the Company's Oshkosh door manufacturing facility.

         The Company recorded restructuring charges in 1996 of $4.7 million, primarily related to the sale of the Lexington facility and the consolidation of door manufacturing operations into the Oshkosh facility.

         In 1997, the Company recorded an additional restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door manufacturing line. Additionally, the Company recorded a $1.1 million reorganization charge in 1997 in connection with the termination of the employment of the Vice President and Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. Such provision is to cover severance and related payments to such officers.

         Although Manufacturing had made progress operationally in the first half of 1997, the Company determined that Manufacturing was not a strategic fit in December 1997, the Company reached an agreement in principle to sell the operating assets of Manufacturing to JELD-WEN, inc. The sale was completed on February 2, 1998. The sale resulted in a charge to earnings of $12.4 million with approximately half the charge related to an asset write-down and half related to the costs of selling the business including employee severance costs, pension expenses, lease obligations and legal costs.

Year 2000 Issues

        The Company has investigated the extent to which its computer operations are subject to Year 2000 issues. The Company has assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 complications in the Company's computers. The Company is currently implementing a Company-wide integrated management information system that is Year 2000 compatible. Management believes that the cost to the Company of the necessary modifications and upgrades to the Company's computer systems, not including the costs of implementing the new management information system, will not be material. The Company has not conducted a detailed investigation of the Year 2000 readiness of its material suppliers. It is uncertain whether such suppliers will be prepared fully for Year 2000 issues. Based on inquiries it has received from many of its largest customers, management believes such customers are assessing their Year
2000 issues. There can be no assurances, however, that none of the Company's customers will have a Year 2000 issue that adversely affects the Company.

Seasonal Nature of Business

        The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States, where inclement weather during the winter months usually reduces the level of building activity in both the improvement, maintenance and repair market and the new construction market. The Company's lowest sales levels generally occur during the first and fourth quarters. Since a high percentage of the Company's overhead and expenses are relatively fixed throughout the year, profits tend to be lower in quarters with lower sales. However, the Company's acquisition of TBP in the third quarter of 1996, which serves the more moderate climates, should partially offset the effect of seasonal influences on the Company's operations. The Company believes that the seasonal effect on operations will be unchanged as a result of the sale of Manufacturing.

         The table below sets forth the Company's quarterly net sales for the years ended December 31, 1997 and 1996:


                                                  1997                                  1996
                                     ---------------------------------------------------------------------
                                         Net               % of                 Net                % of
                                        Sales              Total               Sales               Total
                                     ---------------------------------------------------------------------
                                     (millions)                             (millions)


First Quarter                          $ 95.8              23.2%              $ 74.5               20.0%
Second Quarter                          106.8              25.9                 95.2               26.5
Third Quarter                           111.6              27.1                 97.4               26.1
Fourth Quarter                           98.0              23.8                106.2               28.4
                                     ---------------------------------------------------------------------
Total Year                             $412.2             100.0%              $373.3              100.0%
                                     =====================================================================


       See Note 14 of Notes to Consolidated Financial Statements for further quarterly information.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

ITEM 8.       Financial Statements and Supplementary Data

         See Item 14 below for a listing of financial statements and the financial statement schedule included therein.



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10.      Directors and Executive Officers of the Company


         The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Executive Officers of the Company

         The following table sets forth the names and ages of the executive officers of the Company as of December 31, 1997. Company officers are appointed by the Board of Directors and such appointments are effective until resignation or earlier removal by the Board of Directors.

                         NAME                                AGE                   POSITION
Frank J. Hawley, Jr..................................         70        Chairman of the Board
Larry R. Robinette...................................         54        President and Chief Executive Officer
Mitchell J. Lahr.....................................         39        Vice President, Chief Financial Officer
                                                                        and Secretary
Darrell J. Olson.....................................         51        Vice President-Human Resources
David A. Braun.......................................         40        Vice President; President-Morgan
                                                                        Distribution
Duane R. Greenly.....................................         47        Vice President; President-Morgan
                                                                        Manufacturing
Dawn E. Neuman.......................................         35        Treasurer and Assistant Secretary


         Mr. Hawley has been Chairman of the Board of the Company since December 1983. Since September 1986, he has been a managing partner of Bedford Partners, the general partner of Saugatuck Capital Company Limited Partnership II ("Saugatuck II"), a venture capital partnership. Since October 1992, he has been a managing partner of Greyrock Partners Limited Partnership, the general partner of Saugatuck Capital Company Limited Partnership III ("Saugatuck III"), a venture capital partnership. Since September 1986, he has been President and principal stockholder of Saugatuck Associates, Inc. and Saugatuck Associates II, Inc., each a risk capital management firm which provides investment advice and assistance to Saugatuck II and Saugatuck III. During the period from 1982 to 1996, he was managing partner of Saugatuck Capital Company Limited Partnership, a venture capital partnership which was terminated in 1996.

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

         Mr. Lahr was appointed Vice President, Chief Financial Officer and Secretary of the Company in April 1997. From September 1994 until he joined the Company, Mr. Lahr was Vice President and Chief Financial Officer of Stella Foods Corp., a subsidiary of Specialty Foods Corporation. From September 1992 to August 1994, Mr. Lahr was Vice President and Chief Financial Officer of Anchor Hocking Packaging Company, a subsidiary of Carnaud Metalbox, Inc. From 1980 to 1992 he served in various positions with General Electric Company.

         Mr. Olson was appointed Vice President, Human Resources of the Company in April 1997. From September 1995 until he joined the Company, Mr. Olson was Vice President, Human Resources of Twin Disc Inc., a manufacturer of highly engineered power transmission equipment. From February 1994 through December 1994, Mr. Olson was the Vice President of Operations of the Intercraft Division of Newell Company. From October 1983 through February 1994, Mr. Olson served as Vice President, Human Resources of the Mirro Division of Newell Company.

         Mr. Braun was appointed Vice President of the Company and President of the Company's Morgan Distribution unit on May 15, 1996. Mr. Braun was named General Manager of Morgan Distribution on February 5, 1996. From August of 1995 to February 4, 1996, Mr. Braun served as Vice President and Controller of Morgan Distribution. Prior to that, Mr. Braun served as Division Controller of RobertShaw Controls from 1994 to August of 1995. Mr. Braun served as Senior Vice President of Lisa Frank, Inc. from 1993 to 1994 and served as Vice President and Chief Financial Officer of HGP Industries, Inc. from 1991 to 1993. From 1987 to 1991, Mr. Braun served as Vice President and Controller of EZ Paintr, a division of Newell Company. From 1986 to 1987 he served in various managerial positions at EZ Paintr.

         Mr. Greenly joined the Company in December 1996 as Vice President of the Company and President of the Company's Morgan Manufacturing unit. Prior to that, Mr. Greenly served as Vice President and Business Manager of Newell's Amerock Corporation. From 1987 to 1996, he was Vice President-Operations for three different Newell companies. Previously, Mr. Greenly held various positions with Newell, Milliken, and B.F. Goodrich. Effective March 13, 1998, Mr. Greenly was no longer employed by the Company.

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

ITEM 11.      Executive Compensation

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998 under "Executive Compensation" is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998 under "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.      Certain Relationships and Related Transactions

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998 under "Certain Transactions" is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following financial statements and financial statement schedule of the Company are included in this Report:

                                                                                                                Page
         1.    Financial Statements:

                 Reports of Independent Accountants.........................................................     29

                 Consolidated Income Statements for the years ended December 31, 1997, 1996 and 1995........     30

                 Consolidated Balance Sheets at December 31, 1997 and 1996..................................     31

                 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.     32

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996     33
                 and 1995...................................................................................

                 Notes to Consolidated Financial Statements.................................................
                                                                                                                 34
         2.    Financial Statement Schedule:

                 Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996     50
                 and 1995...................................................................................


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                 EXHIBIT INDEX

          Exhibit
          Number                           Description
          -------                          -----------
            3.1         The Company's Restated Certificate of Incorporation, as
                        amended (incorporated by reference to Exhibit 3.1 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1987 (Commission File No. 0-13911)).
            3.2         By-laws of the Company, as amended (incorporated by
                        reference to Exhibit 3.2 to the Company's Annual Report
                        on Form 10-K for the Fiscal Year ended December 31, 1987
                        (Commission File No. 0-13911)).
           10.1         Amended and Restated Loan and Security Agreement among
                        the Company, the lender parties thereto and Fleet
                        Capital Corporation as agent for the lenders, dated as
                        of February 3, 1998 (incorporated by reference to
                        Exhibit 99 to the Company's Current on Form 8-K filed
                        February 17, 1998 (Commission File No. 1-9843)).
           10.2         Trust Indenture, dated as of December 1, 1991, by and
                        between the City of Oshkosh, Wisconsin and Marine Bank
                        of Springfield, as Trustee (incorporated by reference to
                        Exhibit 10.11 to the Company's Annual Report on Form
                        10-K for the Fiscal Year ended December 31, 1991
                        (Commission File No. 1-9843)).
           10.3         Loan Agreement, dated as of December 1, 1991, by and
                        between the City of Oshkosh, Wisconsin and the Company
                        (incorporated by reference to Exhibit 10.12 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1991 (Commission File No. 1-9843)).
           10.4         Mortgage and Security Agreement with Assignment of
                        Rents, dated as of December 1, 1991, from the Company to
                        Harris Trust and Savings Bank (incorporated by reference
                        to Exhibit 10.18 to the Company's Annual Report on Form
                        10-K for the Fiscal Year ended December 31, 1991
                        (Commission File No. 1-9843)).
        *+ 10.5         Employment Agreement between the Company and Larry
                        R. Robinette dated as of January 1, 1998.
        *+ 10.6         Morgan Products Ltd. Executive Severance Plan dated
                        October 1997.
         + 10.7         Amended 1994 Executive Performance Incentive Plan
                        (incorporated by reference to Exhibit 10.14 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1994 (Commission File No. 1-9843)).
         + 10.8         Morgan Products Ltd. 1992 Non-employee Director Stock
                        Option Plan (incorporated by reference to Exhibit 10.19
                        of the Company's Annual Report on Form 10-K for the
                        Fiscal Year ended December 31, 1992 (Commission File No.
                        1-9843)).
         + 10.9         The Company's 1985 Incentive Stock Option Plan
                        (incorporated by reference to Exhibit 10.19 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1994 (Commission File No. 1-9843)).
           10.10        The Company's 1988 Stock Purchase Plan (incorporated by
                        reference to the Appendix to the Prospectus contained in
                        Post-Effective Amendment No. 1 to the Company's
                        Registration Statement on Form S-8 (Registration No.
                        33-23882)).
        *+ 10.11        Morgan Products Ltd. Chief Executive Officer Severance
                        Plan dated October 1997.
         + 10.12        Employment agreement between the Company and Peter
                        Balint dated May 1, 1995 (incorporated by reference to
                        Exhibit 10.17 of the Company's Annual Report on
                        Form 10-K for the Fiscal Year ended December 31, 1995
                        (Commission File No. 1-9843)).
         + 10.13        Amendments dated May 17, 1995 to the Company's
                        1985 Incentive Stock Option Plan (incorporated by
                        reference to Exhibit 10.18 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
         + 10.14        Amendments dated December 20, 1995 to the Morgan
                        Products Ltd. Deferred Compensation Plan (incorporated
                        by reference to Exhibit 10.19 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.15        Agreement between Morgan Distribution, Mechanicsburg,
                        Pennsylvania and the United Steelworkers of America,
                        AFL-CIO-CLC, Local 7415, dated February 18, 1995
                        (incorporated by reference to Exhibit 10.20 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
           10.16        Agreement between Morgan Distribution, Shawnee, Kansas,
                        and Building Material, Excavating, Heavy Haulers,
                        Drivers, Helpers and Warehousemen, Local No. 541, Kansas
                        City, Missouri, affiliated with the International
                        Brotherhood of Teamsters, dated April 1, 1995
                        (incorporated by reference to Exhibit 10.21 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
           10.17        Agreement between Morgan Products Ltd., Decatur,
                        Illinois, and the International Brotherhood of
                        Teamsters, AFL-CIO, Local 279, dated July 15, 1995
                        (incorporated by reference to Exhibit 10.24 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
           10.18        Agreement between Morgan Distribution, Birch Run,
                        Michigan, and the International Brotherhood of
                        Teamsters, Local 486, dated November 4, 1995
                        (incorporated by reference to Exhibit 10.25 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
         + 10.19        Form of Indemnification Agreement, dated November 3,
                        1994, between the Company and each of William R.
                        Holland; Alton F. Doody, Jr.; Patrick J. McDonough, Jr.;
                        Larry R. Robinette; Byron H. Stebbins; Edward T. Tokar;
                        and Dawn E. Neuman; and dated October 30, 1995 between
                        the Company and Peter Balint (incorporated by reference
                        to Exhibit 10.26 of the Company's Annual Report on Form
                        10-K for the Fiscal Year ended December 31, 1995
                        (Commission File No. 1-9843)).
           10.20        Lease for office space in Williamsburg, Virginia,
                        between the Company and Jim Griffith Builder, Inc. dated
                        March 2, 1995 and amended October 3, 1995 (incorporated
                        by reference to Exhibit 10.28 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.21        Letter agreement exercising Morgan Products Ltd.'s
                        option to extend the current lease at the Morgan
                        Manufacturing facility in Weed, California (incorporated
                        by reference to Exhibit 10.29 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.22        Office lease for Morgan Manufacturing Division Office in
                        Oshkosh, Wisconsin, dated October 13, 1995 (incorporated
                        by reference to Exhibit 10.30 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.23        Letter Agreement, dated December 1994, between each of
                        the Company's eleven distribution centers and Andersen
                        Windows, Inc. (incorporated by reference to Exhibit
                        10.31 of the Company's Annual Report on Form 10-K for
                        the Fiscal Year ended December 31, 1995 (Commission File
                        No. 1-9843)).
           10.24        Purchase agreement with JELD-WEN, inc. for the
                        Lexington, North Carolina door manufacturing facility
                        (incorporated by reference to Exhibit 10.1 of the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1996
                        (Commission File No. 1-9843)).
           10.25        Agreement between Local 705, International Brotherhood
                        of Teamsters, Chauffeurs, Warehousemen and Helpers of
                        America, AFL-CIO, and Morgan Distribution at West
                        Chicago, Illinois, dated January 13, 1996 (incorporated
                        by reference to Exhibit 10.2 of the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1996 (Commission File No.
                        1-9843)).
           10.26        Asset Purchase Agreement dated as of July 22, 1996 by
                        and among Morgan Products Ltd.; Tennessee Building
                        Products, Inc.; Titan Building Products, Inc.; James
                        Fishel; and James Schulman (incorporated by reference to
                        Exhibit 10.3 of the Company's Quarterly Report on Form
                        10-Q/A-1 for the Second Quarter of the Fiscal Year ended
                        December 31, 1996 (Commission File No. 1-9843)).
         + 10.27        Employment agreement between the Company and Dawn
                        Neuman dated May 30, 1995 (incorporated by reference to
                        Exhibit 3 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
         + 10.28        Amendment dated February 8, 1996 to the Employment
                        Agreement of Dawn Neuman (incorporated by reference to
                        Exhibit 4 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
           10.29        Agreement between United Paperworkers International
                        Union, Region IX, AFL-CIO, Local No. 7828, Decatur,
                        Illinois dated January 2, 1996 (incorporated by
                        reference to Exhibit 6 of Exhibit 6 of the Company's
                        Current Report on Current Report on Form 8-K filed
                        September 26 1996 (Commission File No. 1-9843)).
           10.30        Non-Competition Agreement by and among the Company;
                        Tennessee Building Products, Inc.; Titan Building
                        Products, Inc.; James Fishel; James Schulman and John
                        Whipple dated August 30, 1996 (incorporated by reference
                        to Exhibit 7 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
           10.31        Lease Agreement by and between Titan Building Products,
                        Inc. and Sunbelt Properties for property located at 37-A
                        Freedom Court, Greer, South Carolina, dated February 15,
                        1995 (incorporated by reference to Exhibit 8 of the
                        Company's Current Report on Form 8-K filed September 26,
                        1996 (Commission File No. 1-9843)).
           10.32        Lease Agreement by and between Titan Building Products,
                        Inc. and SCI NC Limited Partnership for property located
                        at 1407-A Westinghouse Blvd., Charlotte, North Carolina,
                        dated February 15, 1995 (incorporated by reference to
                        Exhibit 9 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
           10.33        Lease Agreement by and between the Company and F&S
                        Properties for property located at Foster and Glenrose
                        Avenue, Nashville, Tennessee, dated August 30, 1996
                        (incorporated by reference to Exhibit 10 of the
                        Company's Current Report on Form 8-K filed September 26
                        1996 (Commission File No. 1-9843)).
           10.34        Lease Agreement by and between the Company and F&S
                        Properties for property located at 651 Thompson Lane,
                        Nashville, Tennessee, dated August 30, 1996
                        (incorporated by reference to Exhibit 11 of the
                        Company's Current Report on Form 8-K filed September 26
                        1996 (Commission File No. 1-9843)).
           10.35        Lease Agreement by and between the Company and F&S
                        Properties for property located at 2131 Polymar Drive,
                        Chattanooga, Tennessee, dated August 30, 1996
                        (incorporated by reference to Exhibit 12 of the
                        Company's Current Report on Form 8-K filed September 26
                        1996 (Commission File No. 1-9843)).
         + 10.36        Employment agreement between the Company and Duane
                        R. Greenly dated November 23, 1996 (incorporated by
                        reference to Exhibit 10.47 to the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1996 (Commission File No. 1-9843)).
         + 10.37        Form of Indemnification Agreement, dated December
                        18, 1996, between the Company and Duane R. Greenly
                        (incorporated by reference to Exhibit 10.48 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1996 (Commission File No. 1-9843)).
           10.38        Agreement between Morgan Distribution, Scranton,
                        Pennsylvania and Teamsters Local Union 229, affiliated
                        with the International Brotherhood of Teamsters,
                        Chauffeurs, Warehousemen and Helpers of America, dated
                        January 27, 1996 (incorporated by reference to Exhibit
                        10.49 to the Company's Annual Report on Form 10-K for
                        the Fiscal Year ended December 31, 1996 (Commission File
                        No. 1-9843)).
         + 10.39        Amendment to the Company's 1985 Incentive Stock
                        Option Plan approved by the Board of Directors on
                        September 30, 1996 (incorporated by reference to Exhibit
                        10.50 to the Company's Annual Report on Form 10-K for
                        the Fiscal Year ended December 31, 1996 (Commission File
                        No. 1-9843)).
           10.40        Amendment #3, dated April 26, 1996, to exercise the
                        Company's option to extend through 2001, its lease of
                        office and warehouse in West Chicago, Illinois
                        (incorporated by reference to Exhibit 10.52 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1996 (Commission File No. 1-9843)).
           10.41        Amendment #2, dated August 12, 1996, to exercise the
                        Company's option to extend through 2001, its lease of
                        warehousing in West Columbia, South Carolina
                        (incorporated by reference to Exhibit 10.53 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1996 (Commission File No. 1-9843)).
           10.42        Lease, dated October 30, 1996, between the Company and
                        Wisconsin Warehousing, LLC, for warehousing for a
                        three-year term in Oshkosh, Wisconsin (incorporated by
                        reference to Exhibit 10. to the Company's Annual Report
                        on Form 10-K for the Fiscal Year ended December 31, 1996
                        (Commission File No. 1-9843)).
           10.43        Lease, dated October 30, 1996, between the Company and
                        Wisconsin Warehousing, LLC, for warehousing for a
                        three-year term in Oshkosh, Wisconsin (incorporated by
                        reference to Exhibit 10.55 to the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1996 (Commission File No. 1-9843)).
         + 10.44        Employment agreement between the Company and
                        Mitchell J. Lahr dated March 11, 1997 (incorporated by
                        reference to Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1997 (Commission File No.
                        1-9843)).
         + 10.45        Employment agreement between the Company and
                        Darrell J. Olson dated March 21, 1997 (incorporated by
                        reference to Exhibit 10.2 to the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1997 (Commission File No.
                        1-9843)).
         + 10.46        Form of Indemnification Agreement, dated April 7,
                        1997, between the Company and Mitchell J. Lahr
                        (incorporated by reference to Exhibit 10.3 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
         + 10.47        Form of Indemnification Agreement, dated April 14,
                        1997, between the Company and Darrell J. Olson
                        (incorporated by reference to Exhibit 10.4 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
         + 10.48        Employment termination agreement between the
                        Company and Dennis C. Hood dated March 31, 1997
                        (incorporated by reference to Exhibit 10.5 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
         + 10.49        Employment termination agreement between the
                        Company and Douglas H. MacMillan dated March 31, 1997
                        (incorporated by reference to Exhibit 10.6 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
           10.50        Lease, dated March 7, 1997, between the Company and
                        BR/NO LA. Properties, LLC for warehousing for a five
                        year term in Baton Rouge, Louisiana (incorporated by
                        reference to Exhibit 10.7 to the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1997 (Commission File No.
                        1-9843)).
           10.51        Asset Purchase Agreement dated as of July 15, 1997 by
                        and among Morgan Products Ltd., Wahlfeld Manufacturing
                        Company and Ted Wahlfeld and John Wahlfeld, as amended
                        on July 18, 1997 and July 25, 1997 (incorporated by
                        reference to Exhibit 1 to the Company's Current Report
                        on Form 8-K dated August 8, 1997 (Commission File No.
                        1-9843)).
           10.52        Asset Purchase Agreement dated as of February 2, 1998 by
                        JELD-WEN, inc. and Morgan Products Ltd. (incorporated by
                        reference to Exhibit 2 to the Company's Current Report
                        on Form 8-K dated February 17, 1998 (Commission
                        File No. 1-9843)).
        *  10.53        Lease Agreement between the Company and Security
                        Capital Industrial Trust for property located at Denver
                        Business Center #1, 11101-A East 53rd Avenue, Denver,
                        Colorado, dated April 15, 1997.
        *  10.54        Relocation Agreement between the Company and Duane R.
                        Greenly dated November 3, 1997.
        *  23.1         Consent of Price Waterhouse LLP.
        *  27.1         Financial Data Schedule

         --------------------------------
         * Filed herewith.
         + Management contract or compensatory plan or arrangement.


         (b)      Reports on Form 8-K:

                  On October 7, 1997, the Company filed a Current Report on Form 8-K/A to amend its Current Report on Form 8-K dated August 8, 1997 reporting the acquisition of Wahlfeld. Such amendment included financial statements of the acquired company and pro forma financial information showing the effects of such acquisition pursuant to Item 7 of Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MORGAN PRODUCTS LTD.


                                       By    /s/   Mitchell J. Lahr
                                       -----------------------------------------
                                                    Mitchell J. Lahr
                                              Vice President, Chief Financial
                                                   Officer and Secretary
March 31, 1998

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

                     Signatures                                      Title                          Date
                     ----------                                      -----                          ----
             /s/  Frank J. Hawley, Jr.                       Chairman of the Board              March 31, 1998
--------------------------------------------------               and Director
                  Frank J. Hawley, Jr.
                                                      President, Chief Executive Officer
              /s/  Larry R. Robinette                            and Director                   March 31, 1998
--------------------------------------------------        (Principal Executive Officer)
                   Larry R. Robinette

               /s/  Mitchell J. Lahr                    Vice President, Chief Financial         March 31, 1998
--------------------------------------------------           Officer and Secretary
                    Mitchell J. Lahr                     (Principal Financial Officer and
                                                           Principal Accounting Officer)

                                                                   Director                     March 31, 1998
--------------------------------------------------
                    John S. Crowley

                /s/ Howard G. Haas                                 Director                     March 31, 1998
--------------------------------------------------
                     Howard G. Haas

              /s/  William R. Holland                              Director                     March 31, 1998
--------------------------------------------------
                   William R. Holland

          /s/  Patrick J. McDonough, Jr.                           Director                     March 31, 1998
--------------------------------------------------
               Patrick J. McDonough, Jr.

               /s/  Edward T. Tokar                                Director                     March 31, 1998
--------------------------------------------------
                    Edward T. Tokar

                       Consolidated Financial Statements

                              Morgan Products Ltd.



                                    Contents


Report of Independent Accountants..........................................................      29

Financial Statements.......................................................................      30

Consolidated Income Statements for the years ended December 31, 1997, 1996 and 1995........      30

Consolidated Balance Sheets at December 31, 1997 and 1996..................................      31

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.      32

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996      33
and 1995...................................................................................

Notes to Consolidated Financial Statements.................................................      34

Financial Statement Schedule...............................................................      50

Schedule II-Valuation and Qualifying Accounts for the years ended December 31,
1997, 1996 and 1995........................................................................      50


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Stockholders of Morgan Products Ltd.



In our opinion, the financial statements listed in the index appearing under 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of Morgan Products Ltd. at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
February 4, 1998

                                               MORGAN PRODUCTS LTD.

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                             1997              1996             1995
                                                             ----              ----             ----
Net sales............................................     $412,249          $373,345         $338,026
Cost of goods sold...................................      353,909           317,917          290,563
                                                          --------------------------------------------
     Gross profit....................................       58,340            55,428           47,463
                                                          --------------------------------------------
Operating expenses:
     Sales and marketing.............................       41,377            35,687           35,652
     General and administrative......................       14,947            11,793           11,033
     Loss on sale of manufacturing
        operations (Note 2)..........................       12,416                --               --
     Restructuring and reorganization (Note 3).......
                                                             5,830             4,712               51
                                                           --------------------------------------------
                                                            74,570            52,192           46,736
                                                           --------------------------------------------

Operating income (loss)..............................      (16,230)            3,236              727
                                                           --------------------------------------------
Other income (expense):
     Interest........................................       (4,999)           (3,485)          (3,763)
     Other...........................................          332               220              450
                                                           --------------------------------------------
                                                            (4,667)           (3,265)          (3,313)
                                                           --------------------------------------------

Loss before income taxes.............................      (20,897)              (29)          (2,586)
Provision (benefit) for income taxes.................           --              (327)              42
                                                           --------------------------------------------

Net income (loss)....................................    $ (20,897)         $    298         $ (2,628)
                                                         ==============================================

Basic earnings per common share......................    $   (2.03)         $    .03         $   (.30)
                                                         ==============================================

Diluted earnings per common share....................    $   (2.03)         $    .03         $   (.30)
                                                         ==============================================



    The accompanying notes are an integral part of the financial statements.

                                               MORGAN PRODUCTS LTD.

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares outstanding)

                                                                                  December 31,

Assets                                                                    1997                  1996
Current Assets
     Cash and cash equivalents....................................    $     4,197           $     1,467
     Accounts receivable (less allowances of $921 in 1997
         and $1,622 in 1996)......................................         28,743                32,559
     Inventories (Note 5).........................................         40,533                73,683
     Assets held for sale (Note 2)................................         32,285                    --
     Other current assets.........................................            558                   632
                                                                          -----------------------------
         Total current assets.....................................        106,316               108,341
                                                                          -----------------------------
Property, Plant and Equipment, Net (Note 6).......................         10,276                23,137
Other Assets (Notes 1 and 10).....................................         12,184                10,638
                                                                          -----------------------------
     Total Assets.................................................      $ 128,776             $ 142,116
                                                                          =============================
Liabilities and Stockholders' Equity

Current Liabilities:
     Current maturities of long-term debt (Note 7)................     $    1,213            $    1,136
     Accounts payable.............................................         13,151                19,449
     Accrued compensation and employee benefits...................          8,729                 6,219
     Other current liabilities....................................          5,899                 4,449
                                                                          -----------------------------
         Total current liabilities ...............................         28,992                31,253
                                                                          -----------------------------
Long-Term Debt (Note 7)...........................................         57,353                48,880
                                                                          -----------------------------
Commitments and Contingencies (Note 13)
Stockholders' Equity (Note 9):
     Common stock, $.10 par value, 10,357,808 and
        10,149,816 shares outstanding, respectively...............          1,036                 1,015
     Paid-in capital..............................................         43,413                42,237
     Retained earnings (accumulated deficit)......................         (1,970)               18,927
                                                                          -----------------------------
                                                                           42,479                62,179
     Treasury stock, 2,386 shares, at cost........................            (48)                  (48)
     Unearned compensation-restricted stock.......................             --                  (148)
                                                                          -----------------------------
         Total stockholders' equity...............................         42,431                61,983
                                                                          -----------------------------
     Total Liabilities and Stockholders' Equity...................      $ 128,776             $ 142,116
                                                                          =============================

    The accompanying notes are an integral part of the financial statements.

                                               MORGAN PRODUCTS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)


                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                          1997              1996            1995
                                                                        -------           --------         ---------
Cash Generated (Used) by Operating Activities:
     Net income (loss)............................................    $  (20,897)      $       298        $  (2,628)
     Add (deduct) noncash items included in income:
         Depreciation and amortization............................         4,170             3,571            3,694
         Provision for doubtful accounts..........................           248               139              214
         Loss on sale of manufacturing operations.................        12,416                --               --
         Provision for restructuring and reorganization...........           732               881                8
         (Gain) loss on sale of property, plant and equipment.....          (125)               58              (44)
         Other....................................................           148               234              232
     Cash generated (used) by changes in components of
      working capital, net of effects of acquisition of businesses:

         Accounts receivable......................................         1,605            (5,081)           3,346
         Inventories..............................................        13,097           (12,747)           1,606
         Accounts payable.........................................        (4,394)            6,450             (389)
         Other working capital....................................        (2,886)           (1,706)          (3,401)
                                                                        ---------------------------------------------
Net Cash Generated (Used) by Operating Activities.................         4,114            (7,903)           2,638
Cash Generated (Used) by Investing Activities:                          ---------------------------------------------
     Acquisition of property, plant and equipment..................       (2,319)           (3,912)          (5,212)
     Acquisition of Tennessee Building Products, Inc...............       (2,197)          (15,680)              --
     Acquisition of Wahlfeld Manufacturing Company.................       (4,959)               --               --
     Proceeds from disposal of property, plant and equipment.......          184             4,654              117
     Proceeds from surrender of life insurance policies............           --               925               --
     Acquisition of other assets, net..............................         (876)           (1,598)            (720)
                                                                        ---------------------------------------------
Net Cash Generated (Used) by Investing Activities..................      (10,167)          (15,611)          (5,815)
Cash Generated (Used) by Financing Activities:                          ---------------------------------------------
     Proceeds from long-term debt..................................        9,131            13,018            3,223
     Repayments of long-term debt..................................       (1,545)           (1,788)          (1,145)
     Common stock issued for cash..................................        1,197             8,616               39
                                                                        ---------------------------------------------
Net Cash Generated (Used) by Financing Activities..................        8,783            19,846            2,117
                                                                        ---------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents...............        2,730            (3,668)          (1,060)

Cash and Cash Equivalents:
     Beginning of period...........................................        1,467             5,135            6,195
                                                                        ---------------------------------------------
     End of period.................................................   $    4,197       $     1,467       $    5,135
                                                                        =============================================
Cash Paid (Received) During the Year for:
     Interest......................................................   $    5,245        $    3,789       $    3,885
     Income taxes..................................................          (16)             (192)             134
Non-Cash Investing Activities:
     Assets acquired under capital lease...........................  $       967        $    1,505       $       --


    The accompanying notes are an integral part of the financial statements.

                                               MORGAN PRODUCTS LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                                                                              Retained                           Unearned
                                                                              Earnings                         Compensation-
                                            Common           Paid-in        (Accumulated       Treasury         Restricted
                                             Stock           Capital          Deficit)           Stock             Stock
                                            ------           -------        ------------       --------        -------------
Balance at December 31, 1994.........    $    864           $33,733           $21,257          $    (48)         $  (614)

Net loss.............................          --                --            (2,628)               --               --

Amortization of unearned
 compensation........................          --                --                --                --              232

Exercise of options..................           1                38                --                --               --
                                            --------------------------------------------------------------------------------


Balance at December 31, 1995.........         865            33,771            18,629               (48)            (382)

Net income...........................          --                --               298                --               --

Public offering of stock.............         150             8,452                --                --               --

Amortization of unearned
 compensation........................          --                --                --                --              234

Exercise of options..................          --                14                --                --               --
                                            ------------------------------------------------------------------------------


Balance at December 31, 1996.........       1,015            42,237            18,927               (48)            (148)

Net loss.............................          --                --           (20,897)               --               --

Amortization of unearned
 compensation........................          --                --                --                --              148

Exercise of options..................          21             1,176                --                --               --
                                            --------------------------------------------------------------------------------

Balance at December 31, 1997.........    $  1,036           $43,413          $ (1,970)        $     (48)       $      --
                                            --------------------------------------------------------------------------------



    The accompanying notes are an integral part of the financial statements.

                                               MORGAN PRODUCTS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Morgan Products Ltd. ("Morgan" or the "Company") distributes and manufactures (for the period indicated) products (virtually all considered to be millwork) which are sold to the residential and light commercial building materials industry and are used for both new construction and improvements, maintenance and repairs. In view of the nature of its products and the method of distribution, management believes that, for the periods reported, the Company's business constitutes a single industry segment.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of all business units of Morgan Products Ltd. All intercompany transactions, profits and balances are eliminated.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual amounts could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of those instruments. The fair value of the company's long-term debt is discussed in Note 7 to Consolidated Financial Statements.

         INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and depreciated on a straight line basis over the estimated useful lives of the assets, which generally range from 35 years for buildings, 10 to 20 years for building equipment and improvements, and 5 to 10 years for machinery and equipment. Expenditures which substantially increase value or extend useful life are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

         INTANGIBLES - Included in other assets are goodwill, software costs, and deferred debt issue costs. Goodwill, which represents the excess of the fair market value over the net tangible and identified intangible assets acquired, is being amortized on a straight-line basis over 25 years. Software costs are amortized over their estimated useful lives. Debt issue costs are amortized over the life of the related debt agreement. Accumulated amortization of intangibles at December 31, 1997 and 1996 was $.3 million and $.1 million, respectively.

         LONG-LIVED ASSETS - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount or the value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount over the fair value less cost to sell.

         REVENUE RECOGNITION - The Company recognizes revenue at the time products are shipped to customers or as services are performed.

         ADVERTISING AND PROMOTIONS - All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotions expense, including expense of customer rebates, was $2.9 million in 1997, $2.5 million in 1996, and $3.7 million in 1995.

         EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement establishes revised standards for computing and presenting earnings per share and has been adopted by the Company during the fourth quarter of 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of SFAS No. 128 (in thousands, except per share amount):



                                                                Income                                  Per Share
                                                                (loss)               Shares              Amount
1997
Basic earnings per share of common stock.............          $(20,897)              10,280               $ (2.03)

Effect of dilutive stock options:....................                --                   --                    --
                                                            -------------------------------------------------------
Diluted earnings per share of common stock...........          $(20,897)              10,280               $ (2.03)
                                                            -------------------------------------------------------



1996
Basic earnings per share of common stock.............          $    298                8,830               $  0.03

Effect of dilutive stock options.....................                --                   52                    --
                                                            -------------------------------------------------------

Diluted earnings per share of common stock...........          $    298                8,882               $  0.03
                                                            -------------------------------------------------------



1995
Basic earnings per share of common stock..............         $ (2,628)               8,644               $ (0.30)

Effect of dilutive stock options......................               --                   --                    --
                                                            ------------------------------------------------------

Diluted earnings per share of common stock............         $ (2,628)               8,644               $ (0.30)
                                                            -------------------------------------------------------


         Options to purchase 875,000 and 705,000 shares of common stock were outstanding during 1997 and 1995, respectively, but were not included in the computation of diluted shares because the effect of including such options would have been antidilutive to the net loss.

         Options to purchase 831,000 shares of common stock were outstanding during 1996, but were not included in the computation of diluted shares because the options' exercise price was greater than the average market price of the common shares.

         STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity of 91 days or less at the time of purchase to be cash equivalents.

NOTE 2 - SALE OF MANUFACTURING OPERATIONS

         In December 1997, the Company reached an agreement in principle to sell the operating assets of Morgan Manufacturing in Oshkosh, Wisconsin to JELD-WEN, inc. for $38.5 million, subject to certain post-closing adjustments. Subsequent to December 31, 1997, the Company sold its manufacturing operations. Based on the proposed terms of the sale, the Company recorded a pre-tax charge in the fourth quarter of 1997 amounting to $12.4 million including $6.8 million to adjust the carrying value of Morgan Manufacturing's assets to their estimated fair market value and a provision for anticipated closing costs of $5.6 million.

         At December 31, 1997, the net assets held for sale totaled $32.3 million and have been classified as current assets on the Consolidated Balance Sheet. Proceeds from the sale will be used to reduce the revolving credit facility. See Note 7 to Consolidated Financial Statements.

NOTE 3 - RESTRUCTURING AND REORGANIZATION

         An $11.3 million restructuring charge was recorded in the second quarter of 1994 to cover the cost of closing the Springfield, Oregon plant and the Weed, California veneer operation and to provide other cost reductions and consolidations within the Company. During the third quarter of 1994, the Company reviewed the restructuring reserve and determined that certain estimated costs would not be as high as originally anticipated. At that time, certain other cost reduction and restructuring actions were approved and provided for, which offset the lower expenses.

         During the first quarter of 1995, management again evaluated its restructuring reserves and determined that certain estimated costs would not be as high as had been expected and adjusted the reserve appropriately. In addition, a multi-year plan involving necessary management structure changes, a new management information system and future facility requirements was developed. A new organizational structure was announced that eliminated several management positions. The costs of severance and certain other cost more than offset the lower-than-originally-anticipated expenses of the 1994 restructuring.

         In the second quarter of 1996, the Company sold its Lexington, North Carolina door manufacturing facility. The entire product line of doors previously manufactured in Lexington shifted to the Company's Oshkosh, Wisconsin door manufacturing facility during the third and fourth quarters of 1996. The Company recorded an additional restructuring charge in the second quarter of 1996 of $.9 million, of which $.4 million related to the sale of the Lexington facility and the consolidation of door manufacturing operations into the Oshkosh facility, and the balance of which was used to cover incremental costs related to the Springfield and Weed plant closings and the reorganization of the management structure at Morgan Manufacturing. Additional aggregate restructuring expenses of $3.8 million were recorded in the third and fourth quarters of 1996. These restructuring expenses, which include Lexington operating costs after cessation of production and incremental hiring, training and relocation costs associated with the transfer of Lexington production to Oshkosh, were expensed as incurred.

         In 1997, the Company recorded an additional restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up the new high-speed door manufacturing line. These expenses were charged to operations as incurred. Additionally, during 1997 the Company has recorded a $1.1 million reorganization charge in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President+Human Resources and Administration of the Company.

         The following summarizes the activity related to the restructuring and reorganization reserves (in millions):


                                       Reserve at             Utilized                              Reserve at
                                      December 31,        -------------------      Provision/       December 31,
                                          1994            Cash        Noncash     Reallocation         1995
                                      ------------        ----        -------     ------------       ----------
Employee benefits (1) ..............    $  2.7        $ (2.5)          $  --       $  1.2             $  1.4
Inventory (2).......................       1.8            --              --           --                1.8
Fixed assets........................       1.3            --              --          (.9)                .4
Holding and other costs (3).........        .6           (.1)             --          (.3)                .2
                                           -----------------------------------------------------------------
Total reserve.......................    $  6.4        $ (2.6)          $  --       $   --             $  3.8
                                           =================================================================

                                       Reserve at                                                    Reserve at
                                      December 31,            Utilized             Provision/       December 31,
                                          1995            Cash        Noncash     Reallocation            1996

Employee benefits (1)...............    $  1.4        $ (1.3)          $  --        $   .5             $   .6
Inventory (2).......................       1.8           (.3)           (1.5)           .1                 .1
Fixed assets........................        .4            --             (.4)           .3                 .3
Holding and other costs (3).........        .2            --             (.1)           --                 .1
                                           ------------------------------------------------------------------
Total restructuring reserve.........    $  3.8        $ (1.6)          $(2.0)        $  .9              $ 1.1
                                           ==================================================================

                                       Reserve at                                                    Reserve at
                                      December 31,            Utilized             Provision/       December 31,
                                          1996            Cash        Noncash     Reallocation            1997

Employee benefits (1)............... $      .6        $  (.9)         $  --           $ 1.1            $   .8
Inventory (2).......................        .1            --             --              --                .1
Fixed assets........................        .3            --             --              --                .3
Holding and other costs (3).........        .1            --             --              --                .1
                                           ------------------------------------------------------------------
Total reserve.......................    $  1.1        $  (.9)         $  --           $ 1.1             $ 1.3
                                           ==================================================================


         (1) Costs associated with severance, outplacement and future workers compensation claims due to the closing of the Springfield and Lexington facilities, downsizing at Manufacturing and Distribution divisions offices, and the restructuring of the Corporate Headquarters.

         (2) Primarily costs associated with inventory that could not be utilized or costs of reworking inventory for use in other facilities due to the closing of the Springfield, Weed veneer and Lexington facilities.

         (3) Costs associated with continuing utility and property tax due to the closing of the Springfield, Weed veneer, and other facilities.

NOTE 4 - ACQUISITIONS

         On August 30, 1996, the Company acquired certain assets and assumed certain liabilities of Tennessee Building Products, Inc. and its subsidiary ("TBP") for $17.9 million, including $.4 million in acquisition costs. TBP, headquartered in Nashville, TN, is a distributor of windows, doors, kitchen cabinets, and other millwork and glass products to residential builders and other customers. This acquisition has been accounted for as a purchase and the results of the operations of TBP have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired was recognized as goodwill and is being amortized over 25 years. The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 are presented as if the acquisition occurred as of January 1, 1995 (in thousands, except per share data):


                                                              Year Ended December 31,
                                                              -----------------------
                                                        1996                          1995
                                                        ----                          ----
Net sales...................................         $ 407,322                      $ 384,848
Net income (loss)...........................             1,127                         (2,111)
Income (loss) per share.....................               .13                           (.24)


         The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made during the period presented or the future results of the combined operations.

         In the third quarter of 1997, the Company acquired substantially all of the assets of Wahlfeld Manufacturing Company ("Wahlfeld") for $5.0 million. The Company consolidated Wahlfeld's operations into two existing facilities. Pro forma results would not materially change the results of operations as presented in the financial statements.

NOTE 5 - INVENTORIES

         Inventories consisted of the following at (in thousands):


                                                                                      December 31,
                                                                                      ------------
                                                                              1997                    1996
                                                                              ----                    ----

Raw materials.....................................................           $ 2,016                 $14,139

Work-in-process...................................................               --                    9,899

Finished goods....................................................            38,517                  49,645
                                                                              ------------------------------
     Total inventories............................................           $40,533                 $73,683
                                                                              ==============================

NOTE 6 + PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at (in thousands):

                                                                                      December 31,
                                                                                      ------------
                                                                               1997                   1996
                                                                               ----                   ----
Land and improvements.............................................        $     903                $  2,095

Buildings and improvements.......................................             4,898                  14,043

Machinery and equipment...........................................           10,673                  26,500

Capitalized building and equipment leases.........................            7,613                   5,977

Less accumulated depreciation and amortization....................          (13,905)                (26,640)

Construction in progress........................................                 94                   1,162
                                                                            -------------------------------
     Total property, plant and equipment..........................          $10,276                 $23,137
                                                                            ===============================

         At December 31, 1997 and 1996, accumulated amortization relating to capitalized building and equipment leases was approximately $4.3 million and $3.8 million respectively.

NOTE 7 - LONG-TERM DEBT

         Long-term debt consisted of the following at (in thousands):


                                                                                      December 31,
                                                                                      ------------
                                                                               1997                     1996
                                                                               ----                     ----
Revolving credit facilities.......................................           $45,309                 $41,178

Acquisition term loan.............................................             4,767                      --

Industrial revenue bonds..........................................             1,300                   1,700

Obligations under capital leases (Note 8).........................             4,566                   4,389

Obligations under financing leases (Note 8).......................             2,016                   2,077

Other.............................................................               608                     672
                                                                              ------------------------------
                                                                              58,566                  50,016

Less current maturities...........................................            (1,213)                 (1,136)
                                                                              -------------------------------
     Total long-term debt.........................................           $57,353                 $48,880
                                                                              ===============================


         On July 14, 1994, the Company signed a revolving credit agreement with a group of banks which provided for a revolving credit facility of up to $65 million and included a letter of credit facility of up to $9 million. During 1997, the Company amended this agreement to increase the revolving credit facility to $75 million and added an acquisition term loan facility of $10 million. The amendment also modified certain definitions and restrictive covenants, decreased the rates of interest to be paid, and extended the agreement through July 14, 2000. This credit agreement is secured by certain accounts receivable, inventories, equipment, real estate and general intangibles of the Company. Available borrowings under the revolving credit facility bear interest at the option of the Company at the prime rate plus an incremental .50 percentage points or at the LIBOR rate plus an incremental 2.25 percentage points. The Company also pays an annual commitment fee of .5% on the average unused portion of the revolving credit and acquisition term loan facilities and certain additional fees. At December 31, 1997, the weighted average interest rate on the outstanding revolving credit facilities was 8.23%. The Company had utilized $1.8 million of its $9 million letter of credit facility as of December 31, 1997.

         The credit agreement contains certain covenants including limitations on the acquisition and disposition of assets, the payment of dividends, the pledging of assets, and the prepayment of other indebtedness. In addition, the Company is required to maintain minimum tangible net worth, fixed charge coverage, and interest coverage ratios and a maximum leverage ratio. As a result of losses associated with the disposition of the Oshkosh, Wisconsin manufacturing facility, the Company was in violation of certain financial covenants at December 31,1997. The Company's lending institutions have waived such defaults through February 3, 1998, at which time the Company negotiated and executed an Amended and Restated Loan and Security Agreement which adjusts the present and ongoing covenants so that they now more realistically reflect the current operating conditions.

         The new facility, which expires on February 1, 2001, provides for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and a letter of credit facility of up to $5 million. Borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (8.5% at December 31, 1997) or LIBOR plus one and one-half percent (7.5% at December 31, 1997) at the Company's option. The new facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, the Company is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios.

         The industrial revenue bonds outstanding at December 31, 1997 bear a floating interest rate equal to eighty percent (80%) of the bond equivalent yield applicable to 91-day United States Treasury Bills. These bonds are secured by $1.4 million in letters of credit.

         During 1991, the Company entered into a sale-leaseback transaction which, based upon the applicable terms, is accounted for as a financing lease. The term of the agreement is 15 years beginning on December 30, 1991 and expiring on December 29, 2006 with an interest rate of 9.73% annually.

         Future annual maturities of the Company's long-term debt as of December 31, 1997, which reflect the terms of the amended and restated credit agreement are presented below (in thousands):



1998 ..........................................................$  1,213

1999 ..........................................................   1,087

2000 ..........................................................   1,197

2001 ..........................................................  52,806

2002 ..........................................................     592

Later years....................................................   1,671
                                                                 ------

     Future annual maturities of long-term debt................ $58,566
                                                                 ======

The Company estimates that the fair value of the revolving credit and acquisition term loan facilities approximates their carrying value at December 31, 1997 and 1996 since interest rates vary with market conditions, and that the fair value of the industrial revenue bonds approximates their carrying value since they bear floating interest rates. The carrying value of other long-term debt approximates their fair value as the rates approximate current rates offered to the Company for debt with similar maturities.



NOTE 8 - LEASE OBLIGATIONS

         Certain leased equipment and distribution facilities have been capitalized by the Company. The Company also leases certain facilities, equipment and vehicles under noncancelable agreements which are operating leases.

         Future minimum lease payments required under long-term leases in effect at December 31, 1997 are as follows (in thousands):


                                                       Capital         Operating         Total
1998.............................................    $ 1,666           $ 4,296          $ 5,962

1999.............................................      1,666             3,768            5,434

2000.............................................      1,666             3,122            4,788

2001.............................................      1,547             2,018            3,565

2002.............................................      1,145             1,517            2,662

Later years......................................      4,670             4,126            8,796
                                                      -----------------------------------------
Total minimum lease payments.....................     12,360           $18,847          $31,207
                                                                        =======================
     Less imputed interest.......................     (5,778)
                                                      -------
     Present value of net minimum
        lease payments...........................    $ 6,582
                                                       =====

For 1997, 1996, and 1995, rental expense, including usage charges on the long-haul fleet, was $7.4 million, $6.7 million, and $6.3 million respectively.



NOTE 9 - STOCKHOLDERS' EQUITY

         COMMON STOCK - The number of authorized shares of Common Stock is 20,000,000 shares.

         PREFERRED STOCK - The number of authorized shares of Preferred Stock is 5,000,000 shares.

         STOCK OFFERING - In November 1996, the Company and a significant shareholder completed an underwritten primary and secondary public offering of
1.5 million shares and 1.9 million shares, respectively of its Common Stock, at a public offering price of $6.50 per share. The Company's net proceeds of approximately $8.6 million were used to reduce amounts outstanding under the Company's revolving credit facilities.

         STOCK OPTION PLANS - In June 1985, the Company adopted an Incentive Stock Option Plan (the "Stock Option Plan") which, as amended, provides for (I) the issuance of incentive stock options at a purchase price approximating the fair market value at the date of grant and (II) the issuance of non-qualified options at a price determined by the Compensation Committee, a committee of the Board of Directors, which cannot be less than 85% of the market price at the date of grant. The stockholders have ratified amendments to the Company's Stock Option Plan that increase from 500,000 to 900,000 the number of shares of Common Stock reserved for issuance under the plan. The options become exercisable immediately or in two, three, four, or five installments from the date of grant, and all of the options granted expire no more than ten years from the date of grant.

         Following is a summary of activity in the Stock Option Plan for 1995, 1996, and 1997:

                                                               Shares                      Weighted
                                                               Subject                      Average
                                                              to Option                  Option Price
Outstanding, January 1, 1995...........................         614,000                 $   5.682

     Granted...........................................         267,500                     5.746

     Exercised.........................................          (3,500)                    5.375

     Canceled..........................................        (189,500)                    6.527
                                                               ----------------------------------
Outstanding, December 31, 1995.........................         688,500                 $   5.476

     Granted...........................................          92,500                     6.375

     Canceled..........................................         (45,000)                    5.861
                                                                ---------------------------------
Outstanding, December 31, 1996.........................         736,000                 $   5.566

     Granted...........................................          60,000                     6.875

     Exercised.........................................        (205,667)                    5.747

     Canceled..........................................         (24,333)                    5.876
                                                                ---------------------------------

Outstanding, December 31, 1997.........................         566,000                 $   5.626
                                                                =================================

Exercisable, December 31, 1997.........................         420,999                 $   5.356
                                                                =================================


         The exercise price for options outstanding at December 31, 1997 ranges from $5.00 to $6.875 per share. The weighted-average remaining contractual life of these options approximates 7.4 years.

         In May 1992, the stockholders approved the adoption of a Non-employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the automatic grant of non-qualified stock options to purchase 1,000 shares of Common Stock at a purchase price equal to the fair market value at the date of grant upon a non-employee Director's election or re-election to the Board of Directors. An aggregate of 50,000 shares of Common Stock is available for grant under the Director Plan. The options granted become exercisable in three annual installments from the date of grant, and all of the options granted expire ten years from the date of grant.

         Following is a summary of activity in the Non-employee Director Stock Option Plan for 1995, 1996, and 1997:


                                                                Shares                     Weighted
                                                                Subject                     Average
                                                               to Option                 Option Price
                                                               ---------                 ------------
Outstanding, January 1, 1995.............................         9,000                 $   7.542

     Granted.............................................         7,000                     6.750
                                                                 --------------------------------
Outstanding, December 31, 1995...........................        16,000                 $   7.195

     Granted.............................................         7,000                     6.000

     Canceled............................................        (3,334)                    6.300
                                                                 --------------------------------
Outstanding, December 31, 1996...........................        19,666                 $   6.922

     Granted.............................................         5,000                     8.250

     Canceled............................................          (666)                    7.938
                                                                 --------------------------------

Outstanding, December 31, 1997...........................        24,000                 $   7.203
                                                                 ================================

Exercisable, December 31, 1997...........................        14,000                 $   7.170
                                                                 ================================

         The exercise prices for options outstanding at December 31, 1997 range from $5.75 to $9.125 per share. The weighted-average remaining contractual life of these options approximates 7.3 years.

         On August 19, 1994, the Company issued 140,000 restricted shares of the Company's Common Stock to the Chief Executive Officer. These shares were awarded to a trust of which the Chief Executive Officer is the beneficiary, subject to certain restrictions, vesting and forfeiture provisions. The restrictions limit the sale or transfer of shares during the restricted period. The trust will immediately vest in the shares of Common Stock upon death, disability, or termination of the Chief Executive Officer as described in the plan. The value of the Common Stock totaling $700,000 was recorded at the date of award as a separate component of stockholders' equity and was amortized to expense over the three-year vesting period.

         In addition, the Company grants options, outside of the Stock Option Plan, to certain employees as part of their employment agreements. The options granted generally become exercisable in three annual installments from the date of grant, and all of the options granted expire ten years from the date of grant.

         Following is a summary of activity for options granted outside the Stock Option Plan:

                                                               Shares                     Weighted
                                                               Subject                     Average
                                                              to Option                 Option Price
                                                              ---------                 ------------
Outstanding, January 1, 1996.............................            --                  $     --

     Granted.............................................       195,000                     7.231

     Canceled............................................       (67,500)                    7.500
                                                                ---------------------------------
Outstanding, December 31, 1996...........................       127,500                 $   7.088

     Granted.............................................       180,000                     6.733

     Canceled............................................       (22,500)                    7.500
                                                                ---------------------------------
Outstanding, December 31, 1997...........................       285,000                 $   6.831
                                                                =================================
Exercisable, December 31, 1997...........................        72,500                 $   7.000
                                                                =================================

         The exercise price for options outstanding at December 31, 1997 range from $6.625 to $8.375 per share. The weighted average contractual life of these options approximates 9.2 years.

         In May 1997, the Company adopted the 1997 Incentive Compensation Plan, which authorized an additional 250,000 shares of Common Stock to be issued through the Incentive Plan. No shares were outstanding under this plan as of December 31, 1997.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans or out-of-plan grants. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):



                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                      1997             1996              1995
                                                                      ----             ----              ----

Net earnings+as reported...............................           $ (20,897)           $ 298           $(2,628)

Net earnings+pro forma...............................               (21,844)            (141)           (2,845)

Basic earnings per share+as reported...................               (2.03)             .03              (.30)

Diluted earnings per share+as reported.................               (2.03)             .03              (.30)

Basic earnings per share+pro forma.....................               (2.12)            (.02)             (.33)

Diluted earnings per share+pro forma...................               (2.12)            (.02)             (.33)


         The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because transition rules require pro forma disclosure only for awards granted after January 1, 1995.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995:


                                                                             Year Ended December 31,
                                                                             -----------------------

                                                                     1997             1996              1995
                                                                     ----             ----              ----
Expected stock price volatility..............................        40.50%           43.70%            41.69%

Risk-free interest rate......................................         6.65%            6.35%             6.43%

Expected life of options.....................................         6.69 years       6.78 years        7.00 years


NOTE 10 - EMPLOYEE BENEFIT PLANS

         The Company has a profit sharing and 401(k) savings plan for all salaried employees who have met the plans eligibility requirements. The Company matches 50% of participant contributions to the saving plan, with Company contributions limited to 3% of the participant's compensation. At the discretion of the Board of Directors, the Company may make an additional contribution, which has been targeted at 3% of each participant's compensation.

         A separate 401(k) savings plan is in place for employees of the Tennessee Building Products Division who have met the plan's eligibility requirements. The Company matches 50% of participant contributions to the savings plan, with Company contributions limited to 3% of the participant's compensation.

         Profit sharing costs and the Company's matching contributions to the 401(k) savings plans charged to operations were $.1 million, $.9 million, and $.4 million for 1997, 1996, and 1995 respectively.

         The Company has a pension plan which covers certain of its hourly employees. This plan generally provides a stated benefit amount for each year of service.

         The components of net periodic pension expense are as follows (in thousands):


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                       1997            1996              1995
                                                                       ----            ----              ----
Service cost..............................................         $     201         $    183        $     137
Interest cost on projected benefit obligation.............             1,172            1,140            1,026
Actual return on assets...................................            (2,253)            (926)          (2,312)
Net amortization and deferral.............................             1,189              (95)           1,375
                                                                      -----------------------------------------
Net periodic pension expense..............................         $     309         $    302        $     226
                                                                      -----------------------------------------




         The funded status of the plan is as follows (in millions):
                                                                                  December 31,
                                                                                  ------------
                                                                               1997             1996
                                                                               ----             ----
Accumulated benefit obligation:

     Vested...................................................                $ 16.9           $ 15.3

     Nonvested................................................                    .1               .1
                                                                                ---------------------
                                                                              $ 17.0           $ 15.4
                                                                                =====================
Projected benefit obligation..................................                $ 17.0           $ 15.4

Fair value of plan assets.....................................                  16.2             14.6
                                                                                ---------------------
Plan assets less than projected benefit obligation............                   (.8)             (.8)

Unrecognized net transitional asset...........................                   (.3)             (.4)

Unrecognized net loss ........................................                   3.1              2.8

Unrecognized prior service cost ..............................                   1.0              1.1
                                                                                 --------------------
Prepaid pension expense ......................................               $   3.0           $  2.7
                                                                                 ====================


         The projected benefit obligations were determined using assumed discount rates of 7.10% at December 31, 1997 and 7.75% at December 31, 1996. The expected long-term rate of return on plan assets was 8.25% and 8.5% at December 31, 1997 and 1996, respectively. Prepaid pension expense is included in other assets in the accompanying balance sheet.

         Plan assets consist of equity and fixed income securities and insurance annuity contracts. It is the policy of the Company to fund at least the minimum required amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

         For the hourly employees not covered by company pension or profit sharing plans, the Company makes contributions to multi-employer pension plans based on compensable hours worked in accordance with union contracts. Pension expense related to these contributions was $.1 million for each of 1997, 1996 and 1995. Under certain conditions, principally withdrawal from such plans, the Company may have further obligations for pensions with respect to such employees, but the amount thereof, if any, cannot be determined at the present time.

NOTE 11 - INCOME TAXES

         The components of the income tax provision (benefit) consisted of the following (in thousands):

                                                                      Year Ended December 31,

                                                             1997              1996             1995
Current:

     Federal.........................................       $ (100)           $ (444)         $   (78)

     State...........................................          100               117              120
                                                              ----------------------------------------
         Total current...............................          (--)             (327)              42
                                                              ----------------------------------------
Deferred:

     Federal  .......................................           --                --               --

     State    .......................................           --                --               --
                                                               --------------------------------------
         Total deferred..............................           --                --               --
                                                               --------------------------------------
Income tax provision (benefit).......................       $  ([])           $ (327)        $     42
                                                               ======================================

         The income tax provision (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pre-tax income (loss) as a result of the following (in thousands):


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                             1997              1996             1995
                                                             ----              ----             ----
Provision (benefit ) for income taxes at
     U.S. Federal income tax rate....................      $(7,105)          $   (10)          $ (879)

Non-utilization (utilization) of
operating loss carryforward..........................        7,041              (483)             740

State income taxes, net of Federal benefit...........           66                77               55

Non-deductible items.................................          (36)               91               90

Other................................................           34                (2)              36
                                                            -----------------------------------------
     Income tax provision (benefit)..................      $    --            $ (327)          $   42
                                                            =========================================

         The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at ( in thousands):


                                                                                  December 31,

                                                                              1997             1996
Gross deferred tax assets:

     Operating loss carryforwards......................................  $   8,967          $  5,488

     Accrued expenses and reserves.....................................      5,911             2,242

     Post-retirement benefits..........................................        140               140

     Other.............................................................         46               245
                                                                           -------------------------
                                                                            15,064             8,115

     Valuation allowance...............................................    (13,580)           (6,850)
                                                                           --------------------------
                                                                             1,484             1,265
                                                                           --------------------------
Gross deferred tax liabilities:
     Depreciation and amortization.....................................       (501)             (342)

     Pensions..........................................................       (983)             (923)
                                                                           --------------------------
                                                                            (1,484)           (1,265)
                                                                           --------------------------
Net deferred tax asset.................................................  $    --            $     --
                                                                           ==========================


         The valuation allowance primarily reflects operating loss carryforwards for which utilization is uncertain.

         As of December 31, 1997, the Company has unused operating loss carryforwards for tax purposes of approximately $26.4 million, which expire in years 2002 through 2012. No benefit for the remaining operating loss carryforwards has been recognized in the consolidated financial statements. Should an ownership change occur, as defined under Section 382 of the Internal Revenue Code, the Company's ability to utilize the operating loss carryforwards would be restricted.

NOTE 12 - RELATED PARTIES

         As of December 31, 1995, Saugatuck Capital Company Limited Partnership ("Saugatuck") in the aggregate, beneficially owned approximately 24% of the Company's Common Stock. During 1996 and 1995, the Company paid Saugatuck $115,000 for services rendered, pursuant to a consulting and management assistance agreement. Saugatuck sold 1.9 million of its 2.0 million shares concurrently with the November 13, 1996 primary stock issue by the Company. The remaining 100,000 were distributed by Saugatuck to its partners in 1996. The Company's consulting and management assistance agreement with Saugatuck was terminated upon the sale of the shares.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         Andersen Corporation ("Andersen"), whose products accounted for 42% of 1997 net sales, distributes its products only through independent distributors such as the Company. The Company and its predecessors have distributed Andersen products for over 40 years; however, the Company's agreement with Andersen provides that Andersen can terminate any of the Company's distributorships at any time upon a 60-day notice. A termination or significant modification of the distribution relationship with Andersen could have a material adverse effect on revenues and earnings.



NOTE 14 - INTERIM FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial data for 1997 and 1996 is presented below (in thousands, except per share data):


                                                         1st Quarter                        2nd Quarter
                                                         -----------                        -----------
                                                   1997               1996            1997               1996
                                                   ----               ----            ----               ----
Net sales...............................           $98,805           $74,536         $106,801        $  95,208

Gross profit............................            17,424            10,498           15,042           14,379

Net income (loss).......................            (1,932)             (559)          (1,929)             562

Earnings (loss) per share...............           $  (.19)          $  (.06)        $  (.19)        $    .06



                                                         3rd Quarter                        4th Quarter
                                                         -----------                        -----------
                                                   1997              1996             1997              1996
                                                   ----              ----             ----              ----

Net sales...............................          $111,656           $97,377         $ 97,987         $106,224

Gross profit............................            13,752            14,602           12,122           15,949

Net income (loss).......................            (1,083)              935          (15,953)            (640)

Earnings (loss) per share...............          $   (.10)          $   .11         $  (1.55)        $   (.08)


                              MORGAN PRODUCTS LTD.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Accounts Receivable

Allowance for doubtful accounts consisted of the following (in thousands):


                                                                        1997            1996              1995
                                                                        ----            ----              ----
Balance at beginning of period                                        $1,622          $  722              $953
Provision charged to expense                                             245             139               214
Write-offs                                                              (530)           (254)             (468)
Addition related to Tennessee Building Products Acquisition               --             901                --
Recoveries/Other                                                        (416)            114                23
                                                                        -----          -----              -----
Balance at end of period                                              $  921          $1,622              $722
                                                                        ====           =====               ===


                                 EXHIBIT INDEX

          Exhibit
          Number                           Description
          -------                          -----------
            3.1         The Company's Restated Certificate of Incorporation, as
                        amended (incorporated by reference to Exhibit 3.1 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1987 (Commission File No. 0-13911)).
            3.2         By-laws of the Company, as amended (incorporated by
                        reference to Exhibit 3.2 to the Company's Annual Report
                        on Form 10-K for the Fiscal Year ended December 31, 1987
                        (Commission File No. 0-13911)).
           10.1         Amended and Restated Loan and Security Agreement among
                        the Company, the lender parties thereto and Fleet
                        Capital Corporation as agent for the lenders, dated as
                        of February 3, 1998 (incorporated by reference to
                        Exhibit 99 to the Company's Current on Form 8-K filed
                        February 17, 1998 (Commission File No. 1-9843)).
           10.2         Trust Indenture, dated as of December 1, 1991, by and
                        between the City of Oshkosh, Wisconsin and Marine Bank
                        of Springfield, as Trustee (incorporated by reference to
                        Exhibit 10.11 to the Company's Annual Report on Form
                        10-K for the Fiscal Year ended December 31, 1991
                        (Commission File No. 1-9843)).
           10.3         Loan Agreement, dated as of December 1, 1991, by and
                        between the City of Oshkosh, Wisconsin and the Company
                        (incorporated by reference to Exhibit 10.12 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1991 (Commission File No. 1-9843)).
           10.4         Mortgage and Security Agreement with Assignment of
                        Rents, dated as of December 1, 1991, from the Company to
                        Harris Trust and Savings Bank (incorporated by reference
                        to Exhibit 10.18 to the Company's Annual Report on Form
                        10-K for the Fiscal Year ended December 31, 1991
                        (Commission File No. 1-9843)).
        *+ 10.5         Employment Agreement between the Company and Larry
                        R. Robinette dated as of January 1, 1998.
        *+ 10.6         Morgan Products Ltd. Executive Severance Plan dated
                        October 1997.
         + 10.7         Amended 1994 Executive Performance Incentive Plan
                        (incorporated by reference to Exhibit 10.14 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1994 (Commission File No. 1-9843)).
         + 10.8         Morgan Products Ltd. 1992 Non-employee Director Stock
                        Option Plan (incorporated by reference to Exhibit 10.19
                        of the Company's Annual Report on Form 10-K for the
                        Fiscal Year ended December 31, 1992 (Commission File No.
                        1-9843)).
         + 10.9         The Company's 1985 Incentive Stock Option Plan
                        (incorporated by reference to Exhibit 10.19 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1994 (Commission File No. 1-9843)).
           10.10        The Company's 1988 Stock Purchase Plan (incorporated by
                        reference to the Appendix to the Prospectus contained in
                        Post-Effective Amendment No. 1 to the Company's
                        Registration Statement on Form S-8 (Registration No.
                        33-23882)).
        *+ 10.11        Morgan Products Ltd. Chief Executive Officer Severance
                        Plan dated October 1997.
         + 10.12        Employment agreement between the Company and Peter
                        Balint dated May 1, 1995 (incorporated by reference to
                        Exhibit 10.17 of the Company's Annual Report on
                        Form 10-K for the Fiscal Year ended December 31, 1995
                        (Commission File No. 1-9843)).
         + 10.13        Amendments dated May 17, 1995 to the Company's
                        1985 Incentive Stock Option Plan (incorporated by
                        reference to Exhibit 10.18 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
         + 10.14        Amendments dated December 20, 1995 to the Morgan
                        Products Ltd. Deferred Compensation Plan (incorporated
                        by reference to Exhibit 10.19 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.15        Agreement between Morgan Distribution, Mechanicsburg,
                        Pennsylvania and the United Steelworkers of America,
                        AFL-CIO-CLC, Local 7415, dated February 18, 1995
                        (incorporated by reference to Exhibit 10.20 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
           10.16        Agreement between Morgan Distribution, Shawnee, Kansas,
                        and Building Material, Excavating, Heavy Haulers,
                        Drivers, Helpers and Warehousemen, Local No. 541, Kansas
                        City, Missouri, affiliated with the International
                        Brotherhood of Teamsters, dated April 1, 1995
                        (incorporated by reference to Exhibit 10.21 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
           10.17        Agreement between Morgan Products Ltd., Decatur,
                        Illinois, and the International Brotherhood of
                        Teamsters, AFL-CIO, Local 279, dated July 15, 1995
                        (incorporated by reference to Exhibit 10.24 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
           10.18        Agreement between Morgan Distribution, Birch Run,
                        Michigan, and the International Brotherhood of
                        Teamsters, Local 486, dated November 4, 1995
                        (incorporated by reference to Exhibit 10.25 of the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1995 (Commission File No. 1-9843)).
         + 10.19        Form of Indemnification Agreement, dated November 3,
                        1994, between the Company and each of William R.
                        Holland; Alton F. Doody, Jr.; Patrick J. McDonough, Jr.;
                        Larry R. Robinette; Byron H. Stebbins; Edward T. Tokar;
                        and Dawn E. Neuman; and dated October 30, 1995 between
                        the Company and Peter Balint (incorporated by reference
                        to Exhibit 10.26 of the Company's Annual Report on Form
                        10-K for the Fiscal Year ended December 31, 1995
                        (Commission File No. 1-9843)).
           10.20        Lease for office space in Williamsburg, Virginia,
                        between the Company and Jim Griffith Builder, Inc. dated
                        March 2, 1995 and amended October 3, 1995 (incorporated
                        by reference to Exhibit 10.28 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.21        Letter agreement exercising Morgan Products Ltd.'s
                        option to extend the current lease at the Morgan
                        Manufacturing facility in Weed, California (incorporated
                        by reference to Exhibit 10.29 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.22        Office lease for Morgan Manufacturing Division Office in
                        Oshkosh, Wisconsin, dated October 13, 1995 (incorporated
                        by reference to Exhibit 10.30 of the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1995 (Commission File No. 1-9843)).
           10.23        Letter Agreement, dated December 1994, between each of
                        the Company's eleven distribution centers and Andersen
                        Windows, Inc. (incorporated by reference to Exhibit
                        10.31 of the Company's Annual Report on Form 10-K for
                        the Fiscal Year ended December 31, 1995 (Commission File
                        No. 1-9843)).
           10.24        Purchase agreement with JELD-WEN, inc. for the
                        Lexington, North Carolina door manufacturing facility
                        (incorporated by reference to Exhibit 10.1 of the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1996
                        (Commission File No. 1-9843)).
           10.25        Agreement between Local 705, International Brotherhood
                        of Teamsters, Chauffeurs, Warehousemen and Helpers of
                        America, AFL-CIO, and Morgan Distribution at West
                        Chicago, Illinois, dated January 13, 1996 (incorporated
                        by reference to Exhibit 10.2 of the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1996 (Commission File No.
                        1-9843)).
           10.26        Asset Purchase Agreement dated as of July 22, 1996 by
                        and among Morgan Products Ltd.; Tennessee Building
                        Products, Inc.; Titan Building Products, Inc.; James
                        Fishel; and James Schulman (incorporated by reference to
                        Exhibit 10.3 of the Company's Quarterly Report on Form
                        10-Q/A-1 for the Second Quarter of the Fiscal Year ended
                        December 31, 1996 (Commission File No. 1-9843)).
         + 10.27        Employment agreement between the Company and Dawn
                        Neuman dated May 30, 1995 (incorporated by reference to
                        Exhibit 3 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
         + 10.28        Amendment dated February 8, 1996 to the Employment
                        Agreement of Dawn Neuman (incorporated by reference to
                        Exhibit 4 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
           10.29        Agreement between United Paperworkers International
                        Union, Region IX, AFL-CIO, Local No. 7828, Decatur,
                        Illinois dated January 2, 1996 (incorporated by
                        reference to Exhibit 6 of Exhibit 6 of the Company's
                        Current Report on Current Report on Form 8-K filed
                        September 26 1996 (Commission File No. 1-9843)).
           10.30        Non-Competition Agreement by and among the Company;
                        Tennessee Building Products, Inc.; Titan Building
                        Products, Inc.; James Fishel; James Schulman and John
                        Whipple dated August 30, 1996 (incorporated by reference
                        to Exhibit 7 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
           10.31        Lease Agreement by and between Titan Building Products,
                        Inc. and Sunbelt Properties for property located at 37-A
                        Freedom Court, Greer, South Carolina, dated February 15,
                        1995 (incorporated by reference to Exhibit 8 of the
                        Company's Current Report on Form 8-K filed September 26,
                        1996 (Commission File No. 1-9843)).
           10.32        Lease Agreement by and between Titan Building Products,
                        Inc. and SCI NC Limited Partnership for property located
                        at 1407-A Westinghouse Blvd., Charlotte, North Carolina,
                        dated February 15, 1995 (incorporated by reference to
                        Exhibit 9 of the Company's Current Report on Form 8-K
                        filed September 26 1996 (Commission File No. 1-9843)).
           10.33        Lease Agreement by and between the Company and F&S
                        Properties for property located at Foster and Glenrose
                        Avenue, Nashville, Tennessee, dated August 30, 1996
                        (incorporated by reference to Exhibit 10 of the
                        Company's Current Report on Form 8-K filed September 26
                        1996 (Commission File No. 1-9843)).
           10.34        Lease Agreement by and between the Company and F&S
                        Properties for property located at 651 Thompson Lane,
                        Nashville, Tennessee, dated August 30, 1996
                        (incorporated by reference to Exhibit 11 of the
                        Company's Current Report on Form 8-K filed September 26
                        1996 (Commission File No. 1-9843)).
           10.35        Lease Agreement by and between the Company and F&S
                        Properties for property located at 2131 Polymar Drive,
                        Chattanooga, Tennessee, dated August 30, 1996
                        (incorporated by reference to Exhibit 12 of the
                        Company's Current Report on Form 8-K filed September 26
                        1996 (Commission File No. 1-9843)).
         + 10.36        Employment agreement between the Company and Duane
                        R. Greenly dated November 23, 1996 (incorporated by
                        reference to Exhibit 10.47 to the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1996 (Commission File No. 1-9843)).
         + 10.37        Form of Indemnification Agreement, dated December
                        18, 1996, between the Company and Duane R. Greenly
                        (incorporated by reference to Exhibit 10.48 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1996 (Commission File No. 1-9843)).
           10.38        Agreement between Morgan Distribution, Scranton,
                        Pennsylvania and Teamsters Local Union 229, affiliated
                        with the International Brotherhood of Teamsters,
                        Chauffeurs, Warehousemen and Helpers of America, dated
                        January 27, 1996 (incorporated by reference to Exhibit
                        10.49 to the Company's Annual Report on Form 10-K for
                        the Fiscal Year ended December 31, 1996 (Commission File
                        No. 1-9843)).
         + 10.39        Amendment to the Company's 1985 Incentive Stock
                        Option Plan approved by the Board of Directors on
                        September 30, 1996 (incorporated by reference to Exhibit
                        10.50 to the Company's Annual Report on Form 10-K for
                        the Fiscal Year ended December 31, 1996 (Commission File
                        No. 1-9843)).
           10.40        Amendment #3, dated April 26, 1996, to exercise the
                        Company's option to extend through 2001, its lease of
                        office and warehouse in West Chicago, Illinois
                        (incorporated by reference to Exhibit 10.52 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1996 (Commission File No. 1-9843)).
           10.41        Amendment #2, dated August 12, 1996, to exercise the
                        Company's option to extend through 2001, its lease of
                        warehousing in West Columbia, South Carolina
                        (incorporated by reference to Exhibit 10.53 to the
                        Company's Annual Report on Form 10-K for the Fiscal Year
                        ended December 31, 1996 (Commission File No. 1-9843)).
           10.42        Lease, dated October 30, 1996, between the Company and
                        Wisconsin Warehousing, LLC, for warehousing for a
                        three-year term in Oshkosh, Wisconsin (incorporated by
                        reference to Exhibit 10. to the Company's Annual Report
                        on Form 10-K for the Fiscal Year ended December 31, 1996
                        (Commission File No. 1-9843)).
           10.43        Lease, dated October 30, 1996, between the Company and
                        Wisconsin Warehousing, LLC, for warehousing for a
                        three-year term in Oshkosh, Wisconsin (incorporated by
                        reference to Exhibit 10.55 to the Company's Annual
                        Report on Form 10-K for the Fiscal Year ended December
                        31, 1996 (Commission File No. 1-9843)).
         + 10.44        Employment agreement between the Company and
                        Mitchell J. Lahr dated March 11, 1997 (incorporated by
                        reference to Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1997 (Commission File No.
                        1-9843)).
         + 10.45        Employment agreement between the Company and
                        Darrell J. Olson dated March 21, 1997 (incorporated by
                        reference to Exhibit 10.2 to the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1997 (Commission File No.
                        1-9843)).
         + 10.46        Form of Indemnification Agreement, dated April 7,
                        1997, between the Company and Mitchell J. Lahr
                        (incorporated by reference to Exhibit 10.3 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
         + 10.47        Form of Indemnification Agreement, dated April 14,
                        1997, between the Company and Darrell J. Olson
                        (incorporated by reference to Exhibit 10.4 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
         + 10.48        Employment termination agreement between the
                        Company and Dennis C. Hood dated March 31, 1997
                        (incorporated by reference to Exhibit 10.5 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
         + 10.49        Employment termination agreement between the
                        Company and Douglas H. MacMillan dated March 31, 1997
                        (incorporated by reference to Exhibit 10.6 to the
                        Company's Quarterly Report on Form 10-Q for the Second
                        Quarter of the Fiscal Year ended December 31, 1997
                        (Commission File No. 1-9843)).
           10.50        Lease, dated March 7, 1997, between the Company and
                        BR/NO LA. Properties, LLC for warehousing for a five
                        year term in Baton Rouge, Louisiana (incorporated by
                        reference to Exhibit 10.7 to the Company's Quarterly
                        Report on Form 10-Q for the Second Quarter of the Fiscal
                        Year ended December 31, 1997 (Commission File No.
                        1-9843)).
           10.51        Asset Purchase Agreement dated as of July 15, 1997 by
                        and among Morgan Products Ltd., Wahlfeld Manufacturing
                        Company and Ted Wahlfeld and John Wahlfeld, as amended
                        on July 18, 1997 and July 25, 1997 (incorporated by
                        reference to Exhibit 1 to the Company's Current Report
                        on Form 8-K dated August 8, 1997 (Commission File No.
                        1-9843)).
           10.52        Asset Purchase Agreement dated as of February 2, 1998 by
                        JELD-WEN, inc. and Morgan Products Ltd. (incorporated by
                        reference to Exhibit 2 to the Company's Current Report
                        on Form 8-K dated February 17, 1998 (Commission
                        File No. 1-9843)).
        *  10.53        Lease Agreement between the Company and Security
                        Capital Industrial Trust for property located at Denver
                        Business Center #1, 11101-A East 53rd Avenue, Denver,
                        Colorado, dated April 15, 1997.
        *  10.54        Relocation Agreement between the Company and Duane R.
                        Greenly dated November 3, 1997.
        *  23.1         Consent of Price Waterhouse LLP.
        *  27.1         Financial Data Schedule

         --------------------------------
         * Filed herewith.
         + Management contract or compensatory plan or arrangement.