Form 10-Q
period 1998-04-04
MORGAN PRODUCTS LTD
filed 1998-05-19
CIK 739790

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 4, 1998

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

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at April 27, 1998 was 10,358,692; 2,386 shares are held in treasury.


================================================================================

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                        ($000 Except Shares Outstanding)

                                          April 4,       April 5,   December 31,
                                            1998           1997         1997
                                        -----------    -----------  ------------
                                        (Unaudited)    (Unaudited)
                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $      663     $      774     $   4,197
  Accounts receivable, net                  33,306         40,380        28,743
  Inventories                               35,974         75,562        40,533
  Assets held for sale                           0              0        32,285
  Other current assets                       1,160          1,241           558
                                        ----------     ----------     ----------
    Total current assets                    71,103        117,957       106,316
                                        ----------     ----------     ----------
PROPERTY, PLANT & EQUIPMENT, net            10,079         23,230        10,276

GOODWILL,net                                 6,558          5,062         6,632

OTHER ASSETS                                 4,584          5,743         5,552
                                        ----------     ----------     ----------
  TOTAL  ASSETS                         $   92,324     $  151,992     $ 128,776
                                        ----------     ----------     ----------

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                       $      376     $      395     $       0
  Current maturities of long-term debt       1,111          1,282         1,213
  Accounts payable                          11,837         14,148        13,151
  Accrued compensation and
    employee benefits                        4,186          5,847         8,729
  Income taxes payable                         134              0             0
  Other current liabilities                  3,369          3,510         5,899
                                        ----------     ----------     ----------
    Total current liabilities               21,013         25,182        28,992
                                        ----------     ----------     ----------
LONG-TERM DEBT                              30,454         66,686        57,353

STOCKHOLDERS' EQUITY:

  Common Stock, $.10 par value,
  10,358,512, 10,152,912, and 10,357,808
  shares outstanding,respectively            1,036          1,015         1,036
  Paid-in capital                           43,417         42,252        43,413
  Retained earnings (accumulated deficit)   (3,548)        16,995        (1,970)
                                        ----------     ----------     ----------
                                            40,905         60,262        42,479

  Treasury stock, 2,386 shares, at cost        (48)           (48)          (48)
  Unearned compensation-restricted stock         0            (90)            0
                                        ----------     ----------     ----------
  TOTAL  STOCKHOLDERS'  EQUITY              40,857         60,124        42,431
                                        ----------     ----------     ----------

    TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY                            $   92,324     $  151,992     $ 128,776
                                        ==========     ==========     ==========


     The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                    ($000, except earnings per share amounts
                             and shares outstanding)


                                                 For the Three Months Ended
                                                ----------------------------
                                                  April  4,        April  5,
                                                    1998             1997
                                                -----------      -----------
                                                (Unaudited)      (Unaudited)

Net sales                                       $   80,154       $   95,805

Cost of goods sold                                  68,627           78,381
                                                -----------      -----------
    Gross profit                                    11,527           17,424
                                                -----------      -----------
Operating expenses:
    Sales & marketing                                9,659           10,635
    General & administrative                         2,949            3,894
    Restructuring & reorganization                       0            3,610
                                                -----------      -----------
         Total                                      12,608           18,139
                                                -----------      -----------
Operating income (loss)                             (1,081)            (715)
                                                -----------      -----------
Other income (expense):
    Interest                                          (554)          (1,236)
    Other                                               87               49
                                                -----------      -----------
         Total                                        (467)          (1,187)
                                                -----------      -----------
Loss before income taxes                            (1,548)          (1,902)

Provision for income taxes                              30               30
                                                -----------      -----------
Net loss                                        $   (1,578)      $   (1,932)
                                                ===========      ===========
Basic earnings per common share                 $    (0.15)      $    (0.19)
                                                ===========      ===========
Diluted earnings per common share               $    (0.15)      $    (0.19)
                                                ===========      ===========
Basic shares outstanding                        10,358,114       10,152,111
                                                ===========      ===========
Diluted shares outstanding                      10,358,114       10,152,111
                                                ===========      ===========


   The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flows
                                  ( $ 000 ' s )

                                                   For the Three Months Ended
                                                  ----------------------------
                                                     April 4,         April 5,
                                                       1998             1997
                                                  -----------      -----------
                                                  (Unaudited)      (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net loss                                        $   (1,578)      $   (1,932)
  Add (deduct) noncash items included in income:
    Depreciation and amortization                        495            1,060
    Provision for  doubtful accounts                      13               20
    Other                                                  0               58
  Cash (used) generated by changes in components
    of working capital, net of effects of
    acquisition of business:
    Accounts receivable                               (4,576)          (7,841)
    Inventories                                        4,559           (1,879)
    Assets held for sale                                 579                0
    Accounts payable                                  (1,314)          (3,397)
    Other working capital                             (6,340)          (1,920)
                                                  -----------      -----------

NET CASH GENERATED (USED) BY OPERATING ACTIVITIES     (8,162)         (15,831)
                                                  -----------      -----------

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Acquisition of property, plant, & equipment           (204)            (996)
  Acquisition of Tennessee Building Products               0           (2,160)
  Proceeds from disposal of property, plant, &
  equipment                                                0                3
  Proceeds from sale of manufacturing operations      31,706                0
  Acquisition of other assets, net                      (253)             (71)
                                                  -----------      -----------

NET CASH GENERATED (USED) BY INVESTING ACTIVITIES     31,249           (3,224)
                                                  -----------      -----------

CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Net change in short-term debt                          376              395
  Proceeds from long-term debt                             0           18,189
  Repayments of long-term debt                       (27,054)            (237)
  Common stock issued for cash                             4               15
  Other                                                   53                0
                                                  -----------      -----------

NET CASH GENERATED (USED) BY FINANCING ACTIVITIES    (26,621)          18,362
                                                  -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (3,534)            (693)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  4,197            1,467
                                                  -----------      -----------

  End of period                                   $      663       $      774
                                                  ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                      $    1,106       $    1,524
    Income taxes                                        (115)              43


   The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED APRIL 4, 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Morgan Products Ltd. (the "Company") distributes products (virtually all considered to be millwork) to the residential and light commercial building materials industry for new construction and improvements, maintenance and repairs. As further discussed in Note 2, the Company sold substantially all of the operating assets of Morgan Manufacturing ("Manufacturing") on February 2, 1998.

CONSOLIDATION - The consolidated financial statements include the accounts of all business units of the Company . All intercompany transactions, profits and balances are eliminated.

BASIS OF PRESENTATION - The financial statements at April 4, 1998 and April 5, 1997, and for the three months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three months ended April 4, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

EARNINGS PER SHARE - During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and retroactively restated prior period earnings per share. SFAS No. 128 required the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on all dilutive potential common shares outstanding. Options to purchase 825,000 and 893,166 shares of common stock were outstanding at April 4, 1998 and April 5, 1997, respectively, but were not included in the computation of diluted shares because the effect of including such options would have been antidilutive to the net loss.

RECLASSIFICATION - Certain amounts in the prior periods financial statements have been reclassified to conform with the classifications used in the current period.

NOTE 2 - SALE OF MANUFACTURING OPERATIONS

      In December 1997, the Company reached an agreement in principle to sell the operating assets of Manufacturing in Oshkosh, Wisconsin to JELD-WEN, inc. for $38.5 million, subject to certain post-closing adjustments. Based on the proposed terms of the sale, the Company recorded a pre-tax charge in the fourth quarter of 1997 amounting to $12.4 million including $6.8 million to adjust the carrying value of Morgan Manufacturing's assets to their estimated fair market value and a provision for anticipated closing costs of $5.6 million. On February 2, 1998, the Company completed the sale. All proceeds were used to retire the acquisition term loan and to reduce the revolving credit facility.

      The following unaudited pro forma results of operations assume that the sale occurred as of January 1, 1997 ( in thousands except per share amounts):

                                                      Three Months Ended
                                                  ----------------------------
                                                     April 4,         April 5,
                                                       1998             1997

      Net sales                                      $80,154          $76,523
      Net income (loss)                               (1,578)              59
      Basic earnings per common share                  (0.15)            0.01
      Diluted earnings per common share                (0.15)            0.01

      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the sale of Manufacturing been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

NOTE 3 - INVENTORIES

Inventories consisted of the following at (in thousands of dollars):

                          April 4, 1998       April 5, 1997    December 31, 1997
                          -------------       -------------    -----------------
                           (unaudited)         (unaudited)

Raw material                     $1,815             $13,297            $ 2,016
Work-in-process                       0               9,711                  0
Finished goods                   34,159              52,554             38,517
                                -------             -------            -------
                                $35,974             $75,562            $40,533
                                =======             =======            =======

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 4 - RESTRUCTURING AND REORGANIZATION

      Since 1994, the Company has adopted a comprehensive strategic plan to restore profitability and regain industry leadership by providing customers with quality products and optimum service at the best price/value relationship. The Company has taken a series of major initiatives to implement this plan and respond to continuing challenges in the industry.

      In the first quarter of 1997, the Company recorded a restructuring charge of $2.5 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door manufacturing line. Additionally, the Company recorded a $1.1 million reorganization charge in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of the Company. These expenses were charged to operations as incurred. Additional aggregate restructuring expenses of $2.2 million were recorded in the second quarter of 1997.

NOTE 5 - CREDIT AGREEMENT

      On February 3, 1998, in connection with the sale of Manufacturing, the Company and their bank group entered into an amended and restated credit agreement which provides for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and a letter of credit facility of up to $5 million. Borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix and expires on February 1, 2001. The facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, the Company is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios. On April 20, 1998, the Company and the bank group entered into an amendment altering the restrictive covenants under the agreement. The amendment has terms similar to those previously in effect or more favorable to the Company. At April 4, 1998, the Company had borrowings of $24.6 million under the revolving credit facility.

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

Results of Operations

Three Months Ended April 4, 1998 vs.
Three Months Ended April 5, 1997

      The Company's net sales for the first quarter of 1998 were $80.2 million, representing a 16.3% decrease from the same period in 1997, when sales were $95.8 million. The $15.6 million decrease in sales is primarily attributable to a $19.3 million decrease in sales at Manufacturing as a result of the sale of its operating facility during December 1997. The disposal of Manufacturing was offset by an increase in sales at Morgan Distribution ("Distribution") of $4.1 million, as a result of the addition of the Baton Rouge distribution center, the acquisition of Wahlfeld Manufacturing Company ("Wahlfeld") and sales growth at the Kansas City and Wilmington distribution centers.

      The gross profit decline for the first quarter of 1998 of $5.9 million from the first quarter of 1997 is due primarily to the sale of Manufacturing and a shift to lower margin direct business and market price pressure at Distribution. In addition, in the first quarter of 1997 the Company received a volume incentive reward from a supplier partnership program which was not received in the first quarter of 1998.

      Operating expenses for the first quarter of 1998 were $12.6 million, or 15.7% of net sales compared to operating expenses in the first quarter of 1997 of $18.1 million, or 18.9% of net sales. The decrease is primarily due to the elimination of restructuring and reorganization charges incurred in the prior year and the sale of Manufacturing.

      The provision for income taxes in each of the first quarters of 1998 and 1997 relates to the recording of state taxes. There was no provision for federal taxes in either period given the Company's net operating loss position.

      For the first quarter of 1998, the Company reported a net loss of $1.6 million or $0.15 per share compared to a net loss of $1.9 million or $0.19 per share for the same period in 1997, on diluted shares outstanding of 10,358,114 and 10,152,111, respectively. The $.3 million decrease in net loss is primarily a result of a $.7 million decrease in interest expense and the elimination of restructuring and reorganization charges offset by the elimination of a volume incentive reward from a supplier partnership program. The decrease in interest expense was due to the $24.7 million decrease in average long-term debt in the 1998 first quarter from the same period in 1997 which was a result of the proceeds received from the sale of Manufacturing.

Significant Business Trends/Uncertainties

      Management believes that single family housing starts and residential remodeling expenditures have a significant influence on the Company's level of business activity. Currently the National Association of Home Builders forecast that housing starts for single family dwellings are to remain steady in comparison to 1997, the third highest level in the last 10 years, and that residential remodeling spending is to increase 4.2% over the prior year. No assurances can be given, however, that housing start levels will remain steady, or that single family housing starts will not decline.

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

      In 1996, Andersen determined to sell its Fibrex window systems through Renewal by Andersen retail stores. Fibrex is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. The Renewal by Andersen store (which is aimed at the replacement window buyer) is devoted exclusively to the promotion and sale of such systems, with the stores being established in various areas throughout the country and principally owned and operated by independent distributors. The Company opened one of the first such stores in Overland Park, Kansas which has performed at lower than expected levels. As of April 4, 1998, the Company has not opened any additional Renewal by Anderson retail stores.

      The Company believes that its relationship with Andersen has improved in recent years. In April 1997, the Company entered the Louisiana market where it was awarded sole distribution rights for Andersen's products. In 1997, the Company was also awarded sole distribution for Andersen's products in most counties in Mississippi and some in Texas.

      As the final major element of its strategic initiatives, the Company is committed to improving its management information systems. A new Company-wide integrated management information system has been selected and is being implemented. The Company approved total capital expenditures of $3.4 million for the new management information system project, which has been financed through a combination of capital leases and borrowings under the Company's revolving line of credit. As of April 4, 1998, the Company has incurred a cost of approximately $3.3 million for the management information system. Upon completion of this project, the Company will have achieved significant progress in meeting its goal of being the industry leader in customer-friendly order processing and fulfillment systems. Management believes that the final implementation of the project will be completed in 1999.

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

      Working capital at April 4, 1998 was $50.1 million, with a ratio of current assets to current liabilities of 3.4 to 1.0, while at December 31, 1997 working capital was $77.3 million with a ratio of current assets to current liabilities of 3.7 to 1.0. The decrease in working capital is primarily due to the sale of Manufacturing which resulted in a net decrease of $29.2 million. In addition, inventories decreased $4.6 million which is a continuation of the Company-wide plan to reduce working capital and interest on long-term debt, accounts payable decreased by $1.3 million due to the sale of Manufacturing and accounts receivable increased by $4.6 million due to seasonality.

      Long-term debt, net of cash, decreased to $29.8 million at April 4, 1998, from $53.2 million at December 31, 1997. The Company's ratio of long-term debt, net of cash, to total capitalization decreased from 55.6% at December 31, 1997 to 42.2% at April 4, 1998. The decrease in long-term debt of $23.4 million is primarily attributable to the fact that the Company used the proceeds from the Manufacturing sale to reduce the Company's revolving credit facility and to repay the Company's acquisition term loan.

      Cash used by operating activities totaled $8.2 million for the three months ended April 4, 1998, as compared to $15.8 million used for the three months ended April 5, 1997. The decrease was primarily due to accounts receivable as at April 4, 1998 increased $3.3 million from accounts receivable as at April 5, 1997 primarily due to the elimination of Manufacturing's seasonal increase in receivables. Inventory as at April 4, 1998 increased $6.4 million over inventory as at April 5, 1997 primarily due to reductions at Distribution. In the first quarter of 1998, accounts payable, assets held for sale and other working capital used $1.8 million more than first quarter 1997 primarily due to the sale of Manufacturing. Investing activities in the first three months of 1998 generated $31.2 million, compared to the corresponding period in 1997, when investing activities used $3.2 million. Activities in 1998 included $31.7 million in proceeds from the sale of Manufacturing and $.5 million used for asset acquisitions, while 1997 activities consisted of $1.1 million used for asset acquisitions and $2.2 for the final payment to purchase TBP. Financing activities used $26.6 million through April 4, 1998, with $27.1 million used to reduce long-term debt and $.4 million by short-term financing. Of the reduction of long-term debt, $20.7 million was used to reduce the revolving line of credit, $4.8 million was used to retire the acquisition term loan, $1.3 million was used to retire the Industrial Revenue Bond, and $.3 was used for principal payments under capital lease obligations. The $45.0 million difference in the financing requirements from first quarter 1998 and the comparable period in 1997 is primarily due to the sale of Manufacturing in 1998.

      On February 3, 1998, in connection with the sale of Manufacturing, the Company and its bank group entered into an amended and restated credit agreement which provides for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and a letter of credit facility of up to $5 million. Borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix and expires on February 1, 2001. The facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, the Company is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios. On April 20, 1998, the Company and the bank group entered into an amendment altering the restrictive covenants under the agreement. The amendment has terms similar to those previously in effect or more favorable to the Company. At April 4, 1998, the Company had borrowings of $24.6 million under the revolving credit facility.


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

      Although Manufacturing had made progress operationally in the first half of 1997, the Company determined that Manufacturing was not a strategic fit with its long-term growth plans. In December 1997, the Company reached an agreement in principle to sell the operating assets of Manufacturing to JELD-WEN, inc. The sale was completed on February 2, 1998. The sale resulted in a charge to earnings of $12.4 million with half the charge related to an asset write-down and half related to the costs of selling the business including employee severance costs, pension expenses, lease obligations and legal costs.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 First Amendment to Amended and Restated Loan and Security Agreement, dated April 20, 1998, among the Company, the lender parties thereto and Fleet Capital Corporation as agent for the lenders, dated as February 3, 1998.

      10.2 Option agreement between the Company and Duane Greenly dated as of December 18, 1996.

      10.3 Amendment to the option agreement, dated January 31, 1998, between the Company and Duane Greenly dated as of December 18, 1996.

     *10.4 Supply agreement dated February 2, 1998 between JELD-WEN, inc. and the Company.

      27    Financial Data Schedule

(b)   Two reports on Form 8-K were filed during the quarter

1. A Current Report on Form 8-K was filed by the Company on February 10, 1998 with respect to the sale of substantially all of the assets of Morgan Manufacturing to JELD-WEN, inc (Commission File No. 1-9843).

2. An Amendment on Form 8-K/A to the Current Report on Form 8-K filed on February 10, 1998, was filed by the Company with the respect to the sale of substantially all of the assets of Morgan Manufacturing to JELD-WEN,inc. on March 24, 1998 to include the unaudited pro forma combined financial statements (Commission File No. 1-9843).




* Not filed herewith. Confidential treatment requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MORGAN PRODUCTS LTD.





Date: April 28, 1998                           By:  /s/ Mitchell J. Lahr
                                                    -------------------------
                                                    Mitchell J. Lahr
                                                    Vice  President,  Secretary
                                                    and Chief Financial Officer
                                                    (For the Registrant and as
                                                    Principal Finance Officer)