Form 10-Q
period 1998-07-04
MORGAN PRODUCTS LTD
filed 1998-08-14
CIK 739790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 4, 1998

                                      OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9843

                             MORGAN PRODUCTS LTD.
            (Exact name of registrant as specified in its charter)


                DELAWARE
     (State or other jurisdiction of                   06-1095650
     incorporation or organization)       (I.R.S. Employer Identification No.)

              469 McLaws  Circle,  Williamsburg,  Virginia  23185
          (Address of principal executive offices, including zip code)

                                (757) 564-1700
             (Registrant's telephone number, including area code)

                              -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at July 21, 1998 was 10,359,113; 2,386 shares are held in treasury.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                    (In thousands except shares outstanding)

                                               July 4,    July 5,  December  31,
                                                1998       1997        1997
---------------------------------------------------------------------------------
                                             (Unaudited)(Unaudited)
                 ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                  $      318  $   1,512       $ 4,197
  Accounts receivable, net                       39,335     40,582        28,743
  Inventories                                    35,251     69,765        40,533
  Assets held for sale                                0          0        32,285
  Other current assets                              967      1,378           558
---------------------------------------------------------------------------------
    Total current assets                         75,871    113,237       106,316
---------------------------------------------------------------------------------

PROPERTY, PLANT & EQUIPMENT, net                  9,910     23,566        10,276
GOODWILL, net                                     6,587      5,252         6,632
OTHER ASSETS                                      4,543      5,768         5,552
---------------------------------------------------------------------------------
  TOTAL  ASSETS                                $ 96,911   $147,823      $128,776
---------------------------------------------------------------------------------

  LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt            1,272      1,543         1,213
  Accounts payable                               13,697     15,138        13,151
  Accrued compensation and employee benefits      3,054      4,373         8,729
  Other current liabilities                       4,281      3,652         5,899
---------------------------------------------------------------------------------
    Total current liabilities                    22,304     24,706        28,992
---------------------------------------------------------------------------------

LONG-TERM DEBT                                   32,496     63,720        57,353
---------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value, 10,359,113,
   10,351,508, and 10,357,808 shares
   outstanding, respectively                      1,036      1,035         1,036
  Paid-in capital                                43,420     43,376        43,413
  Retained earnings (accumulated deficit)        (2,297)    15,066        (1,970)
---------------------------------------------------------------------------------
                                                 42,159     59,477        42,479
  Treasury stock, 2,386 shares, at cost             (48)       (48)          (48)
  Unearned compensation-restricted stock              0        (32)            0
---------------------------------------------------------------------------------
                                                 42,111     59,397        42,431
  TOTAL  STOCKHOLDERS'  EQUITY
---------------------------------------------------------------------------------
     TOTAL LIABILITIES & STOCKHOLDERS'         $ 96,911   $147,823      $128,776
       EQUITY
=================================================================================

     The accompanying notes are an integral part of the financial statements.

                             MORGAN PRODUCTS LTD.
                        Consolidated Income Statements
               (In thousands, except earnings per share amounts
                             and shares outstanding)

                               For the Three Months Ended    For the Six Months Ended
                               --------------------------   --------------------------
                                  July 4,       July 5,        July 4,       July 5,
                                   1998          1997           1998          1997
                                  -------       -------        -------       -------
                                (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Net sales                       $   98,238     $ 106,801        $178,392     $202,606

Cost of goods sold                  83,966        91,759         152,593      170,140
                                ----------     ---------      ----------      -------

  Gross profit                      14,272        15,042          25,799       32,466
                                ----------     ---------      ----------      -------

Operating expenses:
  Sales & marketing                  9,477        10,364          19,136       20,999
  General & administrative           2,980         3,065           5,929        6,959
  Restructuring & reorganization         0         2,220               0        5,830
                                ----------     ---------      ----------      -------

       Total                        12,457        15,649          25,065       33,788
                                ----------     ---------      ----------      -------

Operating income (loss)              1,815          (607)            734       (1,322)
                                ----------     ---------      ----------      -------

Other income (expense):
  Interest                            (611)       (1,335)         (1,165)      (2,571)
  Other                                 77            43             164           92
                                ----------     ---------      ----------     --------

       Total                          (534)       (1,292)         (1,001)      (2,479)
                                ----------     ---------      ----------     --------

Income (loss) before
  income taxes                       1,281        (1,899)           (267)      (3,801)

Provision for income taxes              30            30              60           60
                                ----------     ---------      ----------     --------
Net income (loss)               $    1,251    $   (1,929)    $      (327)    $ (3,861)
                                ==========     =========      ==========     ========

Basic earnings per common share $     0.12    $    (0.19)    $     (0.03)    $  (0.38)
                                ==========     =========      ==========     ========

Diluted earnings per
  common share                  $     0.12    $    (0.19)    $     (0.03)    $  (0.38)
                                ==========     =========      ==========     ========

Basic shares outstanding        10,358,835    10,267,367      10,358,469   10,208,501
                                ==========    ==========      ==========   ==========
Diluted shares outstanding      10,372,182    10,267,367      10,358,469   10,208,501
                                ==========    ==========      ==========   ==========


    The accompanying notes are an integral part of the financial statements.



                             MORGAN PRODUCTS LTD.
                      Consolidated Statements of Cash Flows
                                (In thousands)

                                                       For the Six Months Ended
                                                      -------------------------
                                                         July 4,       July 5,
                                                          1998          1997
                                                      -------------------------
                                                      (Unaudited)   (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net loss                                             $   (327) $     (3,861)
  Add (deduct) noncash items included in income:
     Depreciation and amortization                        1,050         2,108
  Cash generated (used) by changes in components
    of working capital, net of effects of
    acquisition of business:
     Accounts receivable                                (10,592)       (8,023)
     Inventories                                          5,282         3,918
     Accounts payable                                       546        (2,407)
     Other working capital                               (5,923)       (3,266)
                                                         -------       -------
 NET CASH GENERATED (USED) BY OPERATING ACTIVITIES       (9,964)      (11,531)
                                                         ------        ------

CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Purchase of property, plant, & equipment                 (458)       (2,674)
  Acquisition of Tennessee Building Products                  0        (2,160)
  Proceeds from disposal of property, plant, &
    equipment                                                 0             4
  Proceeds from sale of manufacturing operations         31,706             0
  Acquisition of other assets, net                         (372)            0
                                                         ------       -------
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES        30,876        (4,830)
                                                         ------       -------

CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Proceeds from long-term debt                                0        15,845
  Repayments of long-term debt                          (24,851)         (598)
  Common stock issued for cash                                7         1,159
  Other                                                      53             0
                                                         ------        ------
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES       (24,791)       16,406
                                                         ------        ------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (3,879)           45

CASH AND CASH EQUIVALENTS:
    Beginning of period                                   4,197         1,467
                                                         -------     ---------
  End of period                                       $     318   $     1,512
                                                        =======     =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
     Interest                                         $   1,758   $     2,852
     Income taxes                                          (172)           96



   The accompanying notes are an integral part of the financial statements.





                             MORGAN PRODUCTS LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE PERIOD ENDED JULY 4, 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Morgan Products Ltd. ("Morgan")  distributes  products
(virtually  all  considered  to  be  millwork)  to  the  residential  and  light commercial  building  materials  industry for new construction and improvements,
maintenance  and  repairs.   As  further   discussed  in  Note  2,  Morgan  sold
substantially all of the operating assets of Morgan  Manufacturing,  formerly an unincorporated division of Morgan ("Manufacturing") on February 2, 1998.

CONSOLIDATION - The consolidated financial statements include the accounts of all business units of Morgan. All intercompany transactions, profits and balances are eliminated.

BASIS OF  PRESENTATION  - The  financial  statements at July 4, 1998 and July 5,
1997, and for the three and six months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and six months ended July 4, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

RECLASSIFICATION - Certain amounts in the financial statements of the prior periods have been reclassified to conform with the classifications used in the current period.



EARNINGS PER SHARE - During the fourth quarter of 1997, Morgan adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and retroactively restated prior periods earnings per share. SFAS No. 128 required
Morgan to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on all dilutive potential common shares outstanding.
Earnings per share data for the periods ending July 5, 1997 have been recalculated to reflect the provisions of SFAS 128 (in thousands, except for per share amount):


                               Three Months Ended              Six Months Ended
                            --------------------------   ---------------------------
                              Net                Per       Net                 Per
                            Income              Share    Income               Share
                            (Loss)    Shares    Amount    (Loss)    Shares    Amount
                            ------    ------    ------   -------    ------    ------
July 4, 1998

Basic earnings per share
  of common stock           $ 1,251    10,359   $ 0.12    $  (327)   10,358    $(0.03)
Effect of dilutive stock
  options                        --        13       --         --        -         --
                            ---------------------------------------------------------
Diluted earnings per share
  of common stock           $ 1,251    10,372   $ 0.12    $  (327)   10,358    $(0.03)
                            =========================================================

July 5, 1997

Basic earnings per share
  of common stock           $(1,929)   10,267   $(0.19)   $(3,861)   10,209    $(0.38)

Effect of dilutive stock
  options                        --        --       --         --        --        --
                            ---------------------------------------------------------
Diluted earnings per share
  of common stock           $(1,929)   10,267   $(0.19)   $(3,861)   10,209    $(0.38)
                            =========================================================

NOTE 2 - SALE OF MANUFACTURING OPERATIONS

        In December 1997, Morgan reached an agreement in principle to sell the operating assets of Manufacturing in Oshkosh, Wisconsin to JELD-WEN, Inc. for $38.5 million, subject to certain post-closing adjustments. Based on the terms of the sale, Morgan recorded a pre-tax charge in the fourth quarter of 1997 amounting to $12.4 million including $6.8 million to adjust the carrying value of Manufacturing's assets to their estimated fair market value and a provision for anticipated closing costs of $5.6 million. On February 2, 1998, Morgan completed the sale. All proceeds were used to retire the acquisition term loan and to reduce the revolving credit facility.

        The following unaudited pro forma results of operations assume that the sale occurred as of January 1, 1997 (in thousands except per share amounts):

                                    Three Months Ended     Six Months Ended
                                    ------------------     ----------------
                                         July 5,               July 5,
                                          1997                  1997
                                         -------               -------
Net sales                               $89,698               $166,221
Net income (loss)                         1,172                  1,231
Basic earnings per common share            0.11                   0.11
Diluted earnings per common share          0.11                   0.12


      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the sale of Manufacturing been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

NOTE 3 - INVENTORIES

Inventories consisted of the following at (in thousands of dollars):



                          July 4, 1998     July 5, 1997      December 31, 1997
                          ------------     ------------      -----------------
                           (unaudited)       (unaudited)

Raw material                 $  1,939           $12,096        $  2,016

Work-in-process                     0             9,196               0

Finished goods                 33,312            48,473          38,517
                             --------           -------        --------

       Totals                 $35,251           $69,765         $40,533
                              =======           =======         =======


Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 4 - RESTRUCTURING AND REORGANIZATION

      In the first six months of 1997, Morgan recorded an aggregate restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door manufacturing line. These expenses were charged to operations as incurred. Additionally, Morgan recorded a $1.1 million reorganization charge in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of Morgan.

NOTE 5 - CREDIT AGREEMENT

      On February 3, 1998, in connection with the sale of Manufacturing, Morgan and their bank group entered into an amended and restated loan and security credit agreement which provides for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and an additional letter of credit facility of up to $5 million. Borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix and expires on February 1, 2001. The facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, Morgan is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios. On April 20, 1998, Morgan and the bank group entered into an amendment altering the restrictive covenants under the agreement. The amendment has terms similar to those previously in effect or more favorable to Morgan. At July 4, 1998, Morgan had borrowings of $27.0 million outstanding under the revolving credit facility.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward Looking Statements

      Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and under the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Morgan's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from Morgan's expectations. Factors which could cause materially different results include, among others, changes in relationships with important suppliers and key customers; the pace of acquisitions; fluctuations in the price of raw materials; and competitive and general economic conditions, such as housing starts.

Results of Operations

Three Months Ended July 4, 1998 vs.
Three Months Ended July 5, 1997

      Morgan's net sales for the second quarter of 1998 were $98.2 million, representing a 8.1% decrease from the same period in 1997, when sales were $106.8 million. The $8.6 million decrease in sales is primarily attributable to a $17.1 million decrease in sales at Manufacturing as a result of the sale of substantially all of the assets of Manufacturing at February 2, 1998. The disposal of Manufacturing was offset by an increase in sales at Morgan Distribution ("Distribution") of $8.0 million, as a result of the addition of the Baton Rouge distribution center, the acquisition of Wahlfeld Manufacturing Company ("Wahlfeld") and sales growth principally in the Mid-Atlantic region.

      The gross profit decline for the second quarter of 1998 of $.8 million from the second quarter of 1997 is due primarily to the sale of Manufacturing.

      Operating expenses for the second quarter of 1998 were $12.5 million, or 12.7% of net sales compared to operating expenses in the second quarter of 1997 of $15.6 million, or 14.7% of net sales. The decrease is primarily due to the elimination of restructuring and reorganization charges incurred in the prior year and the sale of Manufacturing.

      The provision for income taxes in each of the second quarters of 1998 and 1997 relates to the recording of state taxes. The provision for federal taxes in 1998 was offset by Morgan's net operating loss position. No federal tax benefit was recognized in 1997 given Morgan's net operating loss position.

      For the second quarter of 1998, Morgan reported a net income of $1.3 million or $0.12 per share compared to a net loss of $1.9 million or ($0.19) per share for the same period in 1997, on diluted shares outstanding of 10,372,182 and 10,267,367, respectively. The $3.2 million increase in net income is primarily a result of a $0.7 million decrease in interest expense and the elimination of restructuring charges. The decrease in interest expense was primarily due to the $32.9 million decrease in average long-term debt in the 1998 second quarter as compared to the same period in 1997, which was a result of the proceeds received from the sale of Manufacturing at February 2, 1998 as well as improved inventory management practices.

Six Months Ended July 4, 1998 vs.
Six Months Ended July 5, 1997

      Morgan's net sales for the first six months of 1998 were $178.4 million, representing a 12.0% decrease from the same period in 1997, when sales were $202.6 million. The $24.2 million decrease in sales is primarily attributable to a $36.4 million decrease in sales at Manufacturing as a result of the sale of substantially all of the assets of Manufacturing at February 2, 1998. The disposal of Manufacturing was offset by an increase in sales at Distribution of $12.0 million, as a result of the addition of the Baton Rouge distribution center, the acquisition of Wahlfeld and sales growth in the Mid-Atlantic region.

      The gross profit decline for the first six months of 1998 of $6.7 million from the same period in 1997 is due primarily to the sale of Manufacturing and a shift to lower margin direct business and market price pressure at Distribution. In addition, in the first quarter of 1997 Morgan received a volume incentive reward from a supplier partnership program, which was not repeated in the first quarter of 1998.

      Operating expenses for the first six months of 1998 were $25.1 million, or 14.1% of net sales compared to operating expenses in the same period in 1997 of $33.8 million, or 16.7% of net sales. The decrease is primarily due to the elimination of restructuring and reorganization charges incurred in the prior year and the sale of Manufacturing.

      The provision for income taxes in the first six months of 1998 and 1997 relates to the recording of state taxes. There was no provision for federal taxes in either period given Morgan's net operating loss position.

      For the first six months of 1998, Morgan reported a net loss of $0.3 million or $0.03 per share compared to a net loss of $3.9 million or $0.38 per share for the same period in 1997, on diluted shares outstanding of 10,358,469 and 10,208,501, respectively. The $3.6 million improvement in net income is primarily a result of a $1.4 million decrease in interest expense and the elimination of restructuring and reorganization charges offset by the elimination of a volume incentive reward from a supplier partnership program. The decrease in interest expense was primarily due to the $29.0 million decrease in average long-term debt in the first half of 1998 from the same period in 1997 which was a result of the proceeds received from the sale of Manufacturing as well as improved inventory management practices.

Significant Business Trends/Uncertainties

      Management believes that single family housing starts and residential remodeling expenditures have a significant influence on Morgan's level of business activity. According to US Housing Markets, a leading journal in the housing industry, the number of single family housing starts for the period January 1998 through May 1998 is 8% higher than the number of single family starts for the period January 1997 through May 1997, and such increase has been distributed relatively evenly across all regions of the US. In addition, according to Cahners Economics, also a leading journal in the housing industry, "remodeling expenditures are expected to gain 2.6% in 1998 and reach $121.5 billion." Although the level of single family housing has been at a relatively steady high rate for the last few years, no assurance can be given that single family housing starts will not decline.

      Management also believes that Morgan's ability to continue to penetrate the residential repair and remodeling markets through sales to home center chains may have a significant influence on Morgan's level of business activity. Management believes this market will continue to grow in importance to Morgan. Management further believes that in certain areas of the United States, sales by distributors directly to the end-user may over time replace, as the primary channel of distribution, the distribution method of selling to the retail dealer, who then sells to the end-user. Morgan intends to respond aggressively to such changes in distribution methods, including, where opportunities permit, through the acquisition of distribution businesses that sell directly to the end-user. There is no assurance, however, that Morgan will be presented with any such opportunity or that, if such an opportunity was presented, Morgan would complete such an acquisition.

Strategic Initiatives

      An important part of Morgan's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, or in other areas, if attractive opportunities are presented. There is no assurance, however, that Morgan will be presented with any such opportunity or that, if such an opportunity was presented, Morgan would complete such an acquisition. In August 1996, Morgan acquired substantially all of the business and assets of Tennessee Building Products, ("TBP"), a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, Morgan expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama. In July 1997, Morgan acquired certain assets of Wahlfeld, a distributor of windows, doors, and other millwork products headquartered in Peoria, Illinois. Morgan consolidated Wahlfeld's operation into two of its existing facilities.

      With the February 2, 1998 sale of Manufacturing, Morgan's debt was reduced by half. Morgan entered into a new credit facility with its bank group which includes a $30.0 million revolving credit sub-line for permitted acquisitions. This additional capital will provide funding for the strategic plan described above.

      In 1996, Andersen Corporation ("Andersen") determined to sell its Fibrex window systems through Renewal by Andersen retail stores. Fibrex is a proprietary material developed by Andersen that is made of a composite of wood fibers and vinyl and is considered to be superior in certain characteristics to pure vinyl core window systems. The Renewal by Andersen store (which is aimed at the replacement window buyer) is devoted exclusively to the promotion and sale of such systems, with the stores being established in various areas throughout the country and principally owned and operated by independent distributors. Morgan opened one of the first such stores in Overland Park, Kansas which has performed at lower than expected levels. As of July 4, 1998, Morgan has not opened any additional Renewal by Anderson retail stores.

      Morgan believes that its relationship with Andersen has improved in recent years. In April 1997, Morgan entered the Louisiana market where it was awarded sole distribution rights for Andersen's products. In 1997, Morgan was also awarded sole distribution for Andersen's products in most counties in Mississippi and some in Texas.

      As the final major element of its strategic initiatives, Morgan is committed to improving its management information systems. A new Company-wide integrated management information system has been selected and is being implemented. As of July 4, 1998, Morgan has capitalized costs of approximately $3.5 million for the management information system which has been financed through a combination of capital leases and borrowings under Morgan's revolving line of credit. Morgan does not expect to incur significant additional costs to complete the implementation of its management information system. Upon completion of this project, Morgan will have achieved significant progress in meeting its goal of being the industry leader in customer-friendly order processing and fulfillment systems. Management believes that the final implementation of the project will be completed in 1999.

Year 2000 Issues

      Morgan has investigated the extent to which its computer operations are subject to Year 2000 issues. Morgan has assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 complications in Morgan's computers. Morgan is currently implementing a Company-wide integrated management information system that is Year 2000 compatible. Management believes that the cost to Morgan of the necessary modifications and upgrades to Morgan's computer systems, not including the costs of implementing the new management information system, which are being capitalized, will not be material.

      Morgan has not conducted a detailed investigation of the Year 2000 readiness of its material suppliers. It is uncertain whether such suppliers will be prepared fully for Year 2000 issues. Based on inquiries it has received from many of its largest customers, management believes such customers are assessing their Year 2000 issues. There can be no assurances, however, that none of Morgan's customers or suppliers will have a Year 2000 issue that adversely affects Morgan.

Liquidity and Capital Resources

      Morgan's working capital requirements are related to its sales level, which, because of its dependency on housing starts and the repair and remodeling market, are seasonal and, to a degree, weather dependent. This seasonality affects the need for working capital inasmuch as it is necessary to carry larger inventories and receivables during certain months of the year.

      Working capital at July 4, 1998 was $53.6 million, with a ratio of current assets to current liabilities of 3.4 to 1.0, while at December 31, 1997 working capital was $77.3 million with a ratio of current assets to current liabilities of 3.7 to 1.0. The decrease in working capital of $23.7 million is primarily due to the sale of Manufacturing and the subsequent repayment of debt. In addition, inventories decreased $5.3 million which is a continuation of Morgan's company-wide plan to reduce working capital and interest on long-term debt offset by an increase in accounts receivable of $10.6 million due to seasonality.

      Long-term debt, net of cash, decreased to $32.2 million at July 4, 1998, from $53.2 million at December 31, 1997. Morgan's ratio of long-term debt, net of cash, to total capitalization decreased from 55.6% at December 31, 1997 to 43.3% at July 4, 1998. The decrease in long-term debt, net of cash, of $21.0 million is primarily attributable to the fact that Morgan used the proceeds from the Manufacturing sale to reduce its revolving credit facility and to repay the acquisition term loan.

      Cash used by operating activities totaled $10.0 million for the six months ended July 4, 1998, as compared to $11.5 million used for the six months ended July 5, 1997. The decreased cash usage was primarily due to Morgan's $3.5 net income improvement as well as the additional $1.4 million generated from inventory. These improvements were partially offset by increased cash disbursements of $2.6 million from other working capital related to the sale of Manufacturing. The accounts receivable usage increase of $2.6 million was primarily due to a 9.0% increase in June sales at Distribution which was primarily offset by a $2.9 million improvement in accounts payable. Investing activities in the first six months of 1998 generated $30.9 million, compared to the corresponding period in 1997, when investing activities used $4.8 million. Activities in 1998 included $31.7 million in proceeds from the sale of Manufacturing and $.8 million used for asset acquisitions, while 1997 activities consisted of $2.7 million used for asset acquisitions and $2.2 for the final payment to purchase TBP. Financing activities used $24.8 million through July 4, 1998, with $25.0 million used to reduce long-term debt. Of the reduction of long-term debt, $18.4 million was used to reduce the revolving line of credit, $4.8 million was used to retire the acquisition term loan, $1.3 million was used to retire the Industrial Revenue Bond to the city of Oshkosh, Wisconsion, and $.5 was used for principal payments under capital lease obligations. The $41.2 million difference in the financing requirements from the first six months of 1998 and the comparable period in 1997 is primarily due to the restructuring and subsequent sale of Manufacturing in 1998.

      On February 3, 1998, in connection with the sale of Manufacturing, Morgan and its bank group entered into an amended and restated loan and security credit agreement which provides for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and an additional letter of credit facility of up to $5 million. Borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix and expires on February 1, 2001. The facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, Morgan is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios. On April 20, 1998, Morgan and the bank group entered into an amendment altering the restrictive covenants under the agreement. The amendment has terms similar to those previously in effect or more favorable to Morgan. At July 4, 1998, Morgan had borrowings of $27.0 million outstanding under the revolving credit facility.



Restructuring of Operations

      Since 1994, Morgan has adopted a comprehensive strategic plan to restore profitability and regain leadership by providing customers with quality products and optimum service at the best price/value relationship. Morgan has taken a series of major initiatives to implement this plan and respond to continuing challenges in the industry.

      During the period of 1994 through 1996, Morgan incurred an aggregate of $16.1 million in restructuring charges. Included in these restructuring charges were the closing of the Springfield, Oregon and the Weed, California plants, relocation of Morgan's corporate headquarters and the consolidation of its door manufacturing operations.

      In 1997, Morgan recorded additional restructuring charges of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door manufacturing line. Additionally, Morgan recorded a $1.1 million reorganization charge in 1997 in connection with the termination of the employment of the Vice President and Chief Financial Officer and Senior Vice President-Human Resources and Administration of Morgan. Such provision is to cover severance and related payments to these former officers.

      Although Manufacturing had made progress operationally in the first half of 1997, Morgan determined that Manufacturing was not a strategic fit with its long-term growth plans. In December 1997, Morgan reached an agreement in principle to sell the operating assets of Manufacturing to JELD-WEN, inc. The sale was completed on February 2, 1998. The sale resulted in a charge to earnings in 1997 of $12.4 million with half the charge related to an asset write-down and half related to the costs of selling the business including employee severance costs, pension expenses, lease obligations and legal costs.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At Morgan's Annual Meeting of Stockholders on May 13, 1998, a vote was taken for the election of directors for a one-year term. All directors standing for re-election were elected and J. Michael Marks was elected by the following common stock vote:

                                     For                    Withheld Authority
                                  ---------                 ------------------
F.J. Hawley, Jr.                  9,269,176                       140,835
L.R. Robinette                    9,322,074                        87,937
J.S. Crowley                      9,313,776                        96,235
H.G. Haas                         9,313,836                        96,175
E.T. Tokar                        9,193,779                       216,232
P.J. McDonough, Jr.               9,322,514                        87,497
J. Michael Marks                  9,322,719                        87,292

The second item on the ballot was the ratification of the selection of Price Waterhouse LLP as independent accountants for Morgan for the 1998 fiscal year. The ratification passed by a common stock vote as follows:
For--9,385,837; Against--16,260; Abstain--7,914.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


      27    Financial Data Schedule

(b) No reports on Form 8-K were filed by Morgan during the quarter ended July 4, 1998.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MORGAN PRODUCTS LTD.





Date: August 14, 1998                          By: /s/ Mitchell J. Lahr
                                                   ________________________
                                                   Mitchell J. Lahr
                                                   Vice President, Secretary and
                                                   Chief Financial Officer
                                                   (For the Registrant and as
                                                   Principal Finance Officer)