Form 10-Q
period 1998-09-03
MORGAN PRODUCTS LTD
filed 1998-11-16
CIK 739790

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 3, 1998

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9843

                              MORGAN PRODUCTS LTD.
             (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------

                DELAWARE
     (State or other jurisdiction of                   06-1095650
     incorporation or organization)       (I.R.S. Employer Identification No.)
-------------------------------------------------------------------------------

           469 McLaws Circle, Williamsburg, Virginia 23185
          (Address of principal executive offices, including zip code)

                                 (757) 564-1700
              (Registrant's telephone number, including area code)

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at November 16, 1998 was 10,360,017; 2,386 shares are held in treasury.

                          PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              MORGAN PRODUCTS LTD.
                           Consolidated Balance Sheets
                    (In thousands except shares outstanding)


                                             October 3,   October 4,   December  31,
                                                1998         1997          1997
                                             ---------    ----------   ------------
                                             (Unaudited)  (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  277      $ 419       $ 4,197
  Accounts receivable, net                       45,831     44,560        28,743
  Inventories                                    36,800     66,678        40,533
  Assets held for sale                                0          0        32,285
  Other current assets                              857      1,486           558
                                              ---------    ----------   --------

                                                 83,765    113,143       106,316
                                              ---------    ----------   --------
    Total current assets

PROPERTY, PLANT & EQUIPMENT, net                 10,032     23,637        10,276
GOODWILL, net                                     6,496      6,016         6,632
OTHER ASSETS                                      4,791      5,747         5,552
                                              ---------    ----------   --------
  TOTAL  ASSETS                               $ 105,084   $148,543      $128,776
                                              ---------    ----------   --------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt          $ 1,203    $ 2,109       $ 1,213
  Accounts payable                               21,680     16,781        13,151
  Accrued compensation and employee benefits      2,873      4,815         8,729
  Other current liabilities                       5,614      3,926         5,899
                                              ---------    ----------   --------
    Total current liabilities                    31,370     27,631        28,992
                                              ---------    ----------   --------


LONG-TERM DEBT                                   29,599     62,533        57,353
                                                 ------     ------        ------
STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value, 10,359,643,
     10,357,099 and 10,357,808 shares
     outstanding, respectively                    1,036      1,036         1,036
  Paid-in capital                                43,422     43,408        43,413
  Retained earnings (accumulated deficit)          (295)    13,983        (1,970)
                                                 ------     ------        ------
                                                 44,163     58,427        42,479

  Treasury stock, 2,386 shares, at cost             (48)       (48)          (48)
                                                 ------     ------        ------
  TOTAL  STOCKHOLDERS'  EQUITY                   44,115     58,379        42,431
                                                -------     ------        ------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $ 105,084   $148,543      $128,776
                                                -------     ------        ------



    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                         Consolidated Income Statements
                (In thousands, except earnings per share amounts
                             and shares outstanding)


                                   For the Three Months Ended           For the Nine Months Ended
                                October 3,             October 4,       October 3,      October 4,
                                   1998                  1997             1998            1997
                                   ----                  ----             ----            ----
                                (Unaudited)          (Unaudited)      (Unaudited)     (Unaudited)

Net sales                           $    107,508    $    111,656    $    285,900    $    314,262
Cost of goods sold                        92,234          97,904         244,827         268,044
                                    ------------    ------------    ------------    ------------
  Gross profit                            15,274          13,752          41,073          46,218
                                    ------------    ------------    ------------    ------------
Operating expenses:
  Sales & marketing                        9,769          10,456          28,905          31,455
  General & administrative                 3,169           3,108           9,098          10,067
  Restructuring & reorganization               0               0               0           5,830
                                    ------------    ------------    ------------    ------------
       Total                              12,938          13,564          38,003          47,352
                                    ------------    ------------    ------------    ------------
Operating income (loss)                    2,336             188           3,070          (1,134)
                                    ------------    ------------    ------------    ------------
Other income (expense):
  Interest                                  (654)         (1,341)         (1,819)         (3,912)
  Other                                      126             100             290             192
                                    ------------    ------------    ------------    ------------
       Total                                (528)         (1,241)         (1,529)         (3,720)
                                    ------------    ------------    ------------    ------------
Income (loss) before income taxes          1,808          (1,053)          1,541          (4,854)
Provision for income taxes                  (194)             30            (134)             90
                                    ------------    ------------    ------------    ------------
Net income (loss)                   $      2,002    $     (1,083)   $      1,675    $     (4,944)
                                    ============    ============    ============    ============
Basic earnings per common share     $       0.19    $      (0.10)   $       0.16    $      (0.48)
                                    ============    ============    ============    ============
Diluted earnings per common share   $       0.19    $      (0.10)   $       0.16    $      (0.48)
                                    ============    ============    ============    ============
Basic shares outstanding              10,359,441      10,353,933      10,358,790      10,255,932
                                    ============    ============    ============    ============
Diluted shares outstanding            10,359,441      10,353,933      10,358,790      10,255,932
                                    ============    ============    ============    ============


     The accompanying notes are an integral part of the financial statements.

                             MORGAN PRODUCTS LTD.
                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                     For the Nine Months Ended
                                                     October 3,      October 4,
                                                        1998            1997
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
CASH GENERATED (USED) BY OPERATING ACTIVITIES:
  Net loss                                           $  1,675        $ (4,944)
  Add (deduct) noncash items included in income:
     Depreciation and amortization                      1,569           3,174
  Cash generated (used) by changes in components
     of working capital, net of effects of
     acquisition of business:
     Accounts receivable                              (17,088)        (10,368)
     Inventories                                        3,733           8,933
     Accounts payable                                   8,529            (764)
     Other working capital                             (4,704)         (3,008)
                                                     --------        --------
NET CASH USED BY OPERATING ACTIVITIES                  (6,286)         (6,977)
                                                     --------        --------
CASH GENERATED (USED) BY INVESTING ACTIVITIES:
  Purchase of property, plant, & equipment               (982)         (2,769)
  Acquisition of Tennessee Building Products                0          (2,182)
  Acquisition of Wahlfeld Manufacturing Company             0          (4,757)
  Proceeds from disposal of property, plant, &
     equipment                                             44             152
  Proceeds from sale of manufacturing operations       31,706               0
  Acquisition of other assets, net                       (647)           (333)
                                                     --------        --------
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES      30,121          (9,889)
                                                     --------        --------
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Proceeds from long-term  debt                             0          15,553
  Repayments of long-term  debt                       (27,877)         (1,026)
  Common stock issued for cash                              9           1,192
  Other                                                   113              99
                                                     --------        --------
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES     (27,755)         15,818
                                                     --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (3,920)         (1,048)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                   4,197           1,467
                                                     --------        --------
  End of period                                      $    277        $    419
                                                     --------        --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
     Interest                                        $  2,430        $  4,224
     Income taxes                                        (152)            121



   The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED OCTOBER 3, 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Morgan Products Ltd. ("Morgan") distributes products (virtually all considered to be millwork) to the residential and light commercial building materials industry for new construction and improvements, maintenance and repairs. As further discussed in Note 2, Morgan sold substantially all of the operating assets of Morgan Manufacturing
("Manufacturing") on February 2, 1998.

CONSOLIDATION - The consolidated financial statements include the accounts of all business units of Morgan. All intercompany transactions, profits and balances are eliminated.

BASIS OF PRESENTATION - The financial statements at October 3, 1998 and October 4, 1997, and for the three and nine months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three and nine months ended October 3, 1998 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

RECLASSIFICATION - Certain amounts in the financial statements of the prior periods have been reclassified to conform with the classifications used in the current period.

EARNINGS PER SHARE - During the fourth quarter of 1997, Morgan adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and retroactively restated prior period earnings per share. SFAS No. 128 required Morgan to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on all dilutive potential common shares outstanding (in thousands, except for per share amount):



                                    Three Months Ended            Nine Months Ended
                               ---------------------------   --------------------------

                                  Net               Per        Net               Per
                                Income             Share     Income             Share
                                (Loss)    Shares  Amount     (Loss)   Shares   Amount
                               ---------------------------   --------------------------
October 3, 1998
Basic earnings per share
    of common stock              $ 2,002   10,359  $ 0.19    $ 1,675    10,359  $ 0.16
Effect of dilutive stock
     options                           -        -       -          -         -       -
                               ---------------------------   --------------------------
Diluted earnings per share
    of common stock              $ 2,002   10,359  $ 0.19    $ 1,675    10,359  $ 0.16
                               ===========================   ==========================
October 4, 1997
Basic earnings per share
    of common stock             $ (1,083)  10,354 $ (0.10)   $(4,944)   10,256 $ (0.48)
Effect of dilutive stock
     options                           -        -       -          -         -       -
                               ---------------------------   --------------------------
Diluted earnings per share
    of common stock             $ (1,083)  10,354 $ (0.10)   $(4,944)   10,256 $ (0.48)
                               ===========================   ==========================

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

      The following unaudited pro forma results of operations assume that the sale occurred as of January 1, 1997 (in thousands except per share amounts):

                                Three Months Ended  Nine Months Ended

                                    October 4,        October 4,
                                       1997              1997
                                  -------------     -------------

Net sales                             $ 96,040         $ 262,261
Net income (loss)                        1,158             2,316
Basic earnings per common share           0.11              0.23
Diluted earnings per common share         0.11              0.22



      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the sale of Manufacturing been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results.

NOTE 3 - INVENTORIES

Inventories consisted of the following at (in thousands of dollars):

              October 3, 1998   October 4, 1997   December 31, 1997
              ---------------   ---------------   -----------------
                (unaudited)      (unaudited)


Raw material      $ 1,801           $10,937            $ 2,016

Work-in-process         0             8,671                  0

Finished goods     34,999            47,070             38,517
                  -------           -------            -------

                  $36,800           $66,678            $40,533
                  =======           =======            =======

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

NOTE 4 - RESTRUCTURING AND REORGANIZATION

      In the first nine months of 1997, Morgan recorded a restructuring charge of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door manufacturing line. Additionally, Morgan recorded a $1.1 million reorganization charge in connection with the termination of the employment of the Chief Financial Officer and Senior Vice President-Human Resources and Administration of Morgan.

NOTE 5 - CREDIT AGREEMENT

      On February 3, 1998, in connection with the sale of Manufacturing, Morgan and their bank group entered into an amended and restated loan and security credit agreement which provides for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and a letter of credit facility of up to $5 million. Borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix and expires on February 1, 2001. The facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, Morgan is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios. On April 20, 1998, Morgan and the bank group entered into an amendment altering the restrictive covenants under the agreement. The amendment has terms similar to those previously in effect or more favorable to Morgan. At October 3, 1998, Morgan had borrowings of $24.4 million under the revolving credit facility.

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



Results of Operations

Three Months Ended October 3, 1998 vs.
Three Months Ended October 4, 1997

      Morgan's net sales for the third quarter of 1998 were $107.5 million, representing a 3.8% decrease from the same period in 1997, when sales were $111.7 million. The $4.2 million decrease in sales is primarily attributable to a $15.6 million decrease in sales at Manufacturing as a result of the sale of substantially all of the assets of Manufacturing at February 2, 1998. The disposal of Manufacturing was offset by an increase in sales at Morgan Distribution ("Distribution") of $9.5 million and Tennessee Building Products, ("TBP") of $2.0 million. Distribution's increases are primarily due to the addition of the Baton Rouge distribution center and sales growth principally in the Mid-Atlantic region while sales gains at TBP are primarily due to the Tennessee Oilers Stadium project at Tennessee Glass.

      The gross profit increase for the third quarter of 1998 of $1.5 million from the third quarter of 1997 is due primarily to the sale of Manufacturing and the aforementioned sales gains at Distribution and TBP.

      Operating expenses for the third quarter of 1998 were $12.9 million, or 12.0% of net sales compared to operating expenses in the third quarter of 1997 of $13.6 million, or 12.2% of net sales. The decrease is primarily due to the sale of Manufacturing.

      The provision for income taxes in each of the third quarters of 1998 and 1997 relates to the recording of state income taxes, offset in 1998 by the recognition of net operating loss carryback tax benefits, which had not been previously recognized.

      For the third quarter of 1998, Morgan reported a net income of $2.0 million or $0.19 per share compared to a net loss of $1.1 million or ($0.10) per share for the same period in 1997, on diluted shares outstanding of 10,359,441 and 10,353,933, respectively. The $3.1 million increase in net income is primarily a result of a $0.7 million decrease in interest expense, the sale of Manufacturing and the aforementioned sales gains at Distribution and TBP. The decrease in interest expense was primarily due to the $31.3 million decrease in average long-term debt in the 1998 third quarter as compared to the same period in 1997, which was a result of the proceeds received from the sale of Manufacturing at February 2, 1998 as well as improved inventory management practices.

Nine Months Ended October 3, 1998 vs.
Nine Months Ended October 4, 1997

     Morgan's net sales for the first nine months of 1998 were $285.9 million, representing a 9.0% decrease from the same period in 1997, when sales were $314.3 million. The $28.4 million decrease in sales is primarily attributable to a $52.0 million decrease in sales at Manufacturing as a result of the sale of substantially all of the assets of Manufacturing at February 2, 1998. The disposal of Manufacturing was offset by an increase in sales at Distribution of $21.5 million, as a result of the addition of the Baton Rouge distribution center, the acquisition of Wahlfeld Manufacturing Company ("Wahlfeld") and sales growth in the Mid-Atlantic region.

      The gross profit decline for the first nine months of 1998 of $5.1 million from the same period in 1997 is due primarily to the sale of Manufacturing and a shift to lower margin direct business and market price pressure at Distribution. In addition, in the first quarter of 1997 Morgan received a volume incentive reward from a supplier partnership program, which was not received in the first quarter of 1998.

      Operating expenses for the first nine months of 1998 were $38.0 million, or 13.3% of net sales compared to operating expenses in the same period in 1997 of $47.4 million, or 15.1% of net sales. The decrease is primarily due to the elimination of restructuring and reorganization charges incurred in the prior year and the sale of Manufacturing.

      The provision for income taxes in each of the third quarters of 1998 and 1997 relates to the recording of state income taxes, offset in 1998 by the recognition of net operating loss carryback tax benefits, which had not been previously recognized.

      For the first nine months of 1998, Morgan reported net income of $1.7 million or $0.16 per share compared to a net loss of $4.9 million or ($0.48) per share for the same period in 1997, on diluted shares outstanding of 10,358,790 and 10,255,932, respectively. The $6.6 million improvement in net income is primarily a result of a $2.1 million decrease in interest expense, the elimination of restructuring and reorganization charges and sales gains at Distribution and TBP offset by the elimination of a volume incentive reward from a supplier partnership program. The decrease in interest expense was primarily due to the $29.6 million decrease in average long-term debt in the first nine months of 1998 from the same period in 1997 which was a result of the proceeds received from the sale of Manufacturing as well as improved inventory management practices.





Significant Business Trends/Uncertainties

      Management believes that single family housing starts and residential remodeling expenditures have a significant influence on Morgan's level of business activity. According to the National Association of Home Builders, "1998 is shaping up to be an excellent year for housing, with single-family starts projected to hit 1.25 million, the highest annual level in 20 years." No assurances can be given, however, that housing start levels will remain steady, or that single family housing starts will not decline.

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

Strategic Initiatives

      An important part of Morgan's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, or in other areas, if attractive opportunities are presented. There is no assurance, however, that Morgan will be presented with any such opportunity or that, if such an opportunity was presented. In August 1996, Morgan acquired substantially all of the business and assets of Tennessee Building Products, ("TBP"), a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, Morgan expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama. In July 1997, Morgan acquired certain assets of Wahlfeld, a distributor of windows, doors, and other millwork products headquartered in Peoria, Illinois. Morgan consolidated Wahlfeld's operation into two of its existing facilities.

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

      As the final major element of its strategic initiatives, Morgan is committed to improving its management information systems. A new Company-wide integrated management information system has been selected and is being implemented. As of October 3, 1998 Morgan has capitalized costs of approximately $3.5 million for the management information system which has been financed through a combination of capital leases and borrowings under Morgan's revolving line of credit. Upon completion of this project, Morgan will have achieved significant progress in meeting its goal of being the industry leader in customer-friendly order processing and fulfillment systems. Management believes that the final implementation of the project will be completed in 1999.

Year 2000 Issues

      The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 50 percent of remediation efforts for information systems were completed as of October 3, 1998. Management has begun remediation for noninformation systems. All remediation efforts and testing of systems and equipment are expected to be completed by August 31, 1999.

      Morgan is also in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: material vendors and customers, financial institutions and utilities. Morgan has requested confirmation from these material third parties of their Year 2000 plans.

      Through October 3, 1998, Morgan has spent approximately $4.0 million to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $4.5 million and consist primarily of costs for the remediation of internal systems. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the internal system remediation efforts relate to employee staff costs and, therefore, are not incremental costs.

      Morgan could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the company and material third parties. A worst-case scenario would result in the short-term inability of the company to process customer orders and to ship products to its customers due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, Morgan is devoting the resources needed to address Year 2000 issues in a timely manner. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which Morgan relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on Morgan.

      Morgan is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by August 31, 1999.


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

      Working capital at October 3, 1998 was $52.4 million, with a ratio of current assets to current liabilities of 2.7 to 1.0, while at December 31, 1997 working capital was $77.3 million with a ratio of current assets to current liabilities of 3.7 to 1.0. The decrease in working capital of $24.9 million is primarily due to the sale of Manufacturing and the subsequent repayment of debt. In addition, inventories decreased $3.7 million which is a continuation of Morgan's company-wide plan to reduce working capital and interest on long-term debt, current liabilities increased $2.5 million which was primarily due to an increase in the amount of checks issued and outstanding offset by an increase in accounts receivable of $17.1 million due to seasonality.

      Long-term debt, net of cash, decreased to $29.3 million at October 3, 1998, from $53.2 million at December 31, 1997. Morgan's ratio of long-term debt, net of cash, to total capitalization decreased from 55.6% at December 31, 1997 to 39.9% at October 3, 1998. The decrease in long-term debt, net of cash, of $23.9 million is primarily attributable to the fact that Morgan used the proceeds from the Manufacturing sale to reduce its revolving credit facility and to repay the acquisition term loan.

      Cash used by operating activities totaled $6.3 million for the nine months ended October 3, 1998, as compared to $7.0 million used for the nine months ended October 4, 1997. The decrease in cash used by operating activities was primarily due to Morgan's $6.6 million net income improvement as well as the additional $9.3 generated from accounts payable which is a result of improved cash management practices. These improvements were partially offset by increased cash disbursements of $2.6 million from other working capital related to the sale of Manufacturing. The accounts receivable usage increase of $6.7 million was primarily due to a 10.0% increase in September sales at Distribution. The inventory usage increase of $5.2 million was due to the $5.7 million of inventory generated by Manufacturing operations at October 4, 1997. Investing activities in the first nine months of 1998 generated $30.1 million, compared to the corresponding period in 1997, when investing activities used $9.9 million. Activities in 1998 primarily included $31.7 million in proceeds from the sale of Manufacturing and $1.6 million used for asset acquisitions, while 1997 activities consisted of $3.1 million used for asset acquisitions and $2.2 million for the final payment to purchase TBP and payments to purchase Wahlfeld of $4.8 million. Financing activities used $27.8 million through October 3, 1998, with $27.9 million used to reduce long-term debt. Of the reduction of long-term debt, $20.9 million was used to reduce the revolving line of credit, $4.8 million was used to retire the acquisition term loan, $1.3 million was used to retire the Industrial Revenue Bond, and $.9 million was used for principal payments under capital lease obligations. The $43.6 million difference in the financing requirements from the first nine months of 1998 and the comparable period in 1997 is primarily due to the restructuring and subsequent sale of Manufacturing in 1998.

      On February 3, 1998, in connection with the sale of Manufacturing, Morgan and its bank group entered into an amended and restated loan and security credit agreement which provides for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and a letter of credit facility of up to $5 million. Borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix and expires on February 1, 2001. The facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, Morgan is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios. On April 20, 1998, Morgan and the bank group entered into an amendment altering the restrictive covenants under the agreement. The amendment has terms similar to those previously in effect or more favorable to Morgan. At October 3, 1998, Morgan had borrowings of $24.4 million under the revolving credit facility.

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

      Although Manufacturing had made progress operationally in the first nine months of 1997, Morgan determined that Manufacturing was not a strategic fit with its long-term growth plans. In December 1997, Morgan reached an agreement in principle to sell the operating assets of Manufacturing to JELD-WEN, inc. The sale was completed on February 2, 1998. The sale resulted in a charge to earnings in 1997 of $12.4 million with half the charge related to an asset write-down and half related to the costs of selling the business including employee severance costs, pension expenses, lease obligations and legal costs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


      27    Financial Data Schedule

(b) No reports on form 8-K were filed by Morgan during the quarter ended October 3, 1998.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MORGAN PRODUCTS LTD.





Date: November 16, 1998                        By:
                                                  ------------------------------
                                                  Mitchell J. Lahr
                                                  Vice President, Secretary and
                                                  Chief Financial Officer
                                                  (For the Registrant and as
                                                  Principal Finance Officer)