Form 10-K
period 1998-12-31
MORGAN PRODUCTS LTD
filed 1999-03-30
CIK 739790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 19, 1999: $26,805,508.

   Number of shares of Common Stock outstanding as of February 19, 1999:
10,360,830 shares; 2,386 shares are held in treasury.

                Documents incorporated by reference - None.

                                      TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
PART I
     ITEM 1.      Business..................................................................
     ITEM 2.      Properties................................................................
     ITEM 3.      Legal Proceedings.........................................................
     ITEM 4.      Submission of Matters to a Vote of Security Holders.......................

PART II ....................................................................................
     ITEM 5.      Market for Morgan's Common Equity and Related Stockholder Matters.........
     ITEM 6.      Selected Financial Data...................................................
     ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................
     ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk................
     ITEM 8.      Financial Statements and Supplementary Data...............................
     ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................

PART III....................................................................................
     ITEM 10.     Directors and Executive Officers of Morgan................................
     ITEM 11.     Executive Compensation....................................................
     ITEM 12.     Security Ownership of Certain Beneficial Owners and Management............
     ITEM 13.     Certain Relationships and Related Transactions............................

PART IV ....................................................................................
     ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........

                                     PART I

ITEM 1.    BUSINESS

THE COMPANY

        Morgan Products Ltd. ("Morgan" or the "Company"), founded in 1855, is one of the largest wholesale distributors of millwork and other specialty building products in the United States, serving primarily the residential construction market. Morgan offers its customers a full range of products that are sold through 28 Company-operated distribution centers. Morgan sells its distributed products primarily to lumber yards (which, in turn, supply the end-user), directly to builders or other end-users and to home center chains and other volume retailers. Morgan currently operates distribution centers in 19 states and primarily serves markets in the Northeast, Midwest and Southeast regions of the United States.

        After determining that Morgan had better opportunities for growth in millwork distribution, Morgan sold its manufacturing operation ("Manufacturing") on February 2, 1998. With the sale of Manufacturing, Morgan exited completely from the wood stile and rail door manufacturing business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Strategic Initiatives."

     On February 19, 1999, Morgan purchased certain of the assets and assumed certain of the liabilities of Adam Wholesalers, Inc. and certain of its subsidiaries (collectively, "Adam") in their business of distributing windows, doors and other millwork products, headquartered in Cincinnati, Ohio. Adam, which had annual sales of approximately $345 million in 1998, operated 13 distribution centers in 11 states, primarily in the Midwest, Northeast and Western regions of the United States. The purpose of the acquisition was to create the critical mass necessary to enable Morgan to develop strategic alliances with both its suppliers and its customers. Management believes that the acquisition will enable Morgan to coordinate the actions required to take costs out of the distribution channel and make it more efficient by combining product and geographic synergies, best practices and technologies of Morgan and Adam into one of the largest wholesale distributors of building products in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Strategic Initiatives."

        On March 10, 1999, Morgan entered into an Agreement of Merger with Andersen Windows, Inc. ("Andersen Windows"), a subsidiary of Andersen Corporation ("Andersen"), and its wholly-owned subsidiary, Andersen Distribution, Inc. ("Andersen Sub"), pursuant to which Andersen Sub and Morgan will be merged (the "Merger"), resulting in Morgan, as the surviving corporation, becoming a wholly-owned subsidiary of Andersen Windows. The consideration to be received by Morgan's stockholders in the Merger will be $4.00 per share of Morgan common stock, subject to adjustment until the effective date of closing, under certain limited circumstances. The Merger is subject to, among other things, approval of the stockholders of Morgan and the applicable regulatory agencies.

        Morgan is headquartered in Williamsburg, Virginia. Management believes that Morgan's business now and for all prior periods constitutes a single industry segment.

BUSINESS

     Morgan sells specialty building products, including Andersen window systems, through 28 Company-operated distribution centers.

        The following is a list of Company-operated distribution centers as of February 20, 1999:

               Baton Rouge, Louisiana
               Birch Run, Michigan
               Carlisle, Pennsylvania
               Charlotte, North Carolina
               Chattanooga, Tennessee
               Cincinnati, Ohio
               Dayton, Ohio
               Decatur, Illinois
               Denver, Colorado (2 Centers)
               Gainesville, Virginia
               Greenville, South Carolina
               Harrisburg (Mechanicsburg), Pennsylvania
               Indianapolis, Indiana
               Kansas City (Shawnee), Kansas
               Louisville, Kentucky
               Lynchburg, Virginia
               Kirkwood, New York
               Nashville, Tennessee (2 centers)
               Nitro, West Virginia
               Phoenix, Arizona
               St. Louis, Missouri
               Toledo, Ohio
               West Chicago, Illinois
               West Columbia (Cayce), South Carolina
               Wilmington (Newark), Delaware
               Woodbury Heights, New Jersey

        Morgan's distribution centers warehouse, assemble, and ship products to customers, provide sales, service and marketing functions and maintain vehicles to deliver products to customers who are generally within a 150 mile radius of each center. The distribution centers are operated as stand-alone profit centers. Major supplier purchasing negotiations are controlled centrally in order to obtain the best prices for total volume purchased and to minimize inventory levels.

        Many of the products distributed by Morgan, including Andersen products, are modified and assembled at Morgan's distribution centers before shipping. Such products include pre-hung doors and door systems; bay and bow window systems; and half-round, octagon, and specialty-shaped windows. Morgan's assembly operations allow the builder, contractor or consumer to install pre-assembled units at a lower cost than modifying and assembling component parts at the job site. Morgan has also developed the capability to provide complete job site installation for repair and remodeling projects.

STRATEGIC INITIATIVES

        Morgan believes that it is well-positioned in the millwork industry to continue to establish a leading distribution network through its ability to add value to its products and services. Morgan intends to capitalize on the well-known brand names for the quality products it distributes, its outstanding reputation for customer service, its multi-channel distribution capabilities and access to financial resources, which Morgan believes are substantial competitive advantages. In recent years, however, Morgan was hurt by operational and financial difficulties at Manufacturing relating to the consolidation of manufacturing operations and the late delivery of the high-speed door assembly line, rising raw materials prices, Morgan's customer base shifting its requirements to a less profitable product mix, and poor financial results.

        Since 1994, Morgan has adopted and continued to implement a comprehensive strategic plan to respond aggressively to industry consolidation, to restore profitability and to regain industry leadership. As part of this plan, Morgan has initiated efforts designed to focus on its core business and outperform the competition. Those efforts include reducing costs, expanding focus on financial analysis, increasing market penetration through acquisitions and so-called "greenfield distribution start-up operations," improving operating performance at existing distribution centers and improving its information management systems.

        One major step in executing Morgan's strategic plan was the sale of Manufacturing on February 2, 1998 to JELD-WEN, inc. ("JELD-WEN") Although Manufacturing had made significant progress operationally by the middle of 1997, the disappointing financial performance of the Manufacturing continued and Morgan made the decision to divest. With the sale of Manufacturing, Morgan has exited completely from the wood stile and rail door manufacturing business. Morgan's management, who were devoting a significant amount of time and energy to a business that was not a strategic fit with Morgan's long-term growth plans, are now able to focus their efforts solely on Morgan's distribution operations.

        An important part of Morgan's strategic plan is to expand its distribution capabilities. Morgan believes that there is significant opportunity for growth through acquisitions which capitalize on industry consolidation. Morgan is focused on regions with high population growth. In addition, Morgan is evaluating opportunities that may enable it to take costs out of the distribution channel by consolidating acquisitions through Morgan's existing facilities. Other opportunities for growth are in the further penetration of its existing markets, the establishment of new Company-operated distributorships and the addition of new product lines for distribution through Company-operated distribution centers.

        In implementing its plan to expand, in August 1996, Morgan acquired substantially all of the business and assets of Tennessee Building Products, Inc. ("TBP"), a regional millwork and specialty building products distributor headquartered in Nashville, Tennessee. With the TBP acquisition, Morgan expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama.

        In April 1997, Morgan entered the Louisiana market in a joint effort with Andersen to increase market share in the region. Morgan was awarded sole distribution rights for Andersen's products in Louisiana, as well as in most counties in Mississippi and some in Texas. This was a "greenfield" distribution start-up operation, which allows Morgan to serve the Baton Rouge market on a one-step basis (selling directly to the end-user) and serving the rest of the region primarily through two-step operations (selling to lumberyard dealers who in turn sell to the end-user).

        In July 1997, Morgan acquired Wahlfeld Manufacturing Company ("Wahlfeld"), a distributor of millwork and other building products, located in Peoria and Aurora, Illinois. Acquiring this two-step distributor enabled Morgan to substantially reduce the basic cost structure of its business in this market by consolidating inventories and operating functions into Morgan's existing Illinois locations. The Wahlfeld acquisition also allowed Morgan to become the sole distributor for the Andersen product lines in most of Illinois. In addition, Morgan expanded its market area in the Carolinas by opening a sales office and showroom in Pinehurst, North Carolina in October 1997. Although Morgan had historically sold into this market, establishing a sales office and showroom has enabled Morgan to better serve this growth area with high-end, quality products.

        In February 1999, Morgan completed its purchase of Adam. With the Adam acquisition, Morgan expanded its operations in the Northeast, Mid-Atlantic, Midwest, Colorado and Arizona markets. The Adam acquisition will allow Morgan to combine Morgan's and Adam's product and geographic synergies, best practices and technologies to become one of the largest wholesale distributors of building products in the United States.

        As the final major element of its strategic initiatives, Morgan is committed to improving its management information systems. A new Company-wide integrated management information system had been selected and was in the process of being implemented as of December 31, 1998. As of December 31, 1998 Morgan had incurred a cost of approximately $4.7 million in connection with such system, including $2.5 million in software and $2.2 million in hardware. With the purchase of Adam, completed on February 19, 1999, Morgan decided to terminate its implementation of the new management information system and, instead, to merge the majority of Morgan's current operations into Adam's existing management information system (the "Adam System"). After reviewing both the Adam System and the proposed new system, management determined that the Adam System would be better suited for Morgan's business and be less expensive to implement. By implementing the better technological and strategic Adam System, Morgan should be able to realize future cost savings by the reduction of capital needed to convert only the ten Morgan distribution centers existing at the time of the Adam acquisition instead of having to convert a total of twenty-two locations to the proposed new system. Accordingly, the Company will take a charge of approximately $2.5 million during the first quarter of 1999 relating to the write-off of the costs incurred for the implementation of the proposed Morgan system.

        Management believes that the steps taken by the Company since the inception of its strategic plan have successfully built a foundation for an improved future. Morgan's decision to focus on the distribution business, including its acquisition of Adam, has made Morgan one of the largest distributors of millwork products in the United States. This has created critical mass for Morgan which will enable Morgan to develop strategic alliances with both its suppliers and its customers and to coordinate the actions required to take costs out of the distribution channel and make it more efficient. The Company intends to aggressively continue pursuing completion of the plan with initiatives to complement, expand and advance the steps previously taken.

PRODUCTS

        Morgan distributes a full range of millwork and other specialty building products, including window, door and entrance systems, wood, steel and composite doors, moldings, stair parts, mantels, shutters and screens, which are distributed to dealers, contractors and builders in the residential construction industry. Morgan's major millwork lines include Andersen premium window systems, JELD-WEN, Woodgrain and Simpson wood stile and rail doors, ThermaTru steel and composite doors and Premdor and JELD-WEN flush and molded doors.

        Andersen products, which are sold under the "Andersen" trademark, accounted for approximately 53.4%, 41.6% and 40.6% of Morgan's total sales in 1998, 1997 and 1996 of $383.2 million, $412.2 million and $373.3 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Andersen produces high-quality, premium-priced windows and has been a technological leader in developing energy-efficient window systems. Andersen has informed Morgan that it sells its products exclusively through distributors such as Morgan. Morgan's agreement with Andersen provides that Andersen can terminate Morgan's distributorship at any time upon sixty (60) days notice. Morgan believes that such a termination provision is Andersen's standard arrangement with its distributors.

        An important part of Morgan's distribution process is the assembly and alteration work that is done at the distribution centers to prepare products for delivery to the customer and for efficient installation at the building site. At these centers, window and door systems are assembled and modified according to customer specifications.

MARKETS

        Virtually all of the products distributed by Morgan are part of the millwork (fabricated wood products) industry, which includes wood (including vinyl-clad wood) windows, wood doors, moldings, stairways and mantels. In 1996, based on information published by the United States Department of Commerce, the estimated manufacturers' sales volume of wood windows totaled $2.7 billion, estimated sales volume of wood doors totaled $3.4 billion and other millwork (including moldings, stairways and mantels) totaled $4.3 billion (to date, 1997 data is unavailable). These products are sold into the improvement, maintenance and repair markets and the new construction markets.

        According to Department of Commerce data, overall sales in the residential improvement, maintenance and repair markets grew from $46 billion in 1980 to an estimated $125.6 billion in 1998, representing an increase of 173%. New construction single- and multi-family housing starts were cyclical over the same period, with a high of approximately 1.8 million units in 1986 and a low of slightly over 1.0 million units in 1991. The 1991 level was the lowest level of overall housing starts since 1945. According to the National Association of Home Builders, single-family housing starts were 1.3 million in 1998 and single-family housing starts are expected to be approximately 1.2 million in 1999.

     Morgan has established a presence in a number of regions of the United States, including its primary markets - the Northeast, Mid-Atlantic, Midwest and Southeast, Colorado and Arizona. As a result, Morgan's financial condition is not tied to a single geographic region's economy or other characteristics. The risks to Morgan posed by the cyclical nature of the new residential construction market are somewhat offset by the less cyclical nature of the residential improvement, maintenance and repair market.

SALES AND MARKETING

        Morgan is involved in new residential construction, residential improvement, maintenance and repair markets. Certain of Morgan's suppliers advertise both to the trade and directly to the consumer through nationwide print and other media. Morgan's marketing programs emphasize the strengthening of customer relationships and providing exceptional customer service. Marketing activities include cooperative advertising programs with key vendors, assisting customers in designing sales programs directed toward the customers' buyers, and customer training for selling and merchandising products. In 1997 in a continuing effort to reduce overhead and administrative expenses, Morgan consolidated its national accounts operations into its distribution business. Morgan's national accounts staff serves Morgan's national home center chain clients by training in-store personnel, assisting the customer in improving the mix of products sold and directing in-store product placement, packaging and merchandising.

        As of December 31, 1998, Morgan employed approximately 138 salespersons who sold directly to independent distributors, building supply dealers, builders and remodelers, home improvement centers and factory home manufacturers. As of February 20, 1999, after the acquisition of Adam, such number increased to 252 salespersons. Morgan's sales organization consists of customer service representatives located at each distribution center and outside field personnel serving the customer on-site. Each outside field representative reports to his or her regional center manager. The majority of outside sales representatives are compensated through a commission system in which pay is directly related to sales performance. Morgan conducts ongoing educational training seminars for all sales representatives.

BACKLOG

        Morgan anticipates no appreciable backlog level in the future as customer orders at Company-operated distribution centers are generally filled within one to five days.

SEASONAL NATURE OF BUSINESS

        The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States, where inclement weather during the winter months usually reduces the level of building activity in the improvement, maintenance and repair markets and in the new construction markets. Morgan's lowest sales traditionally occur during the first and fourth quarters. Even though Morgan has no special working capital requirements, Morgan traditionally maintains higher inventory levels during the second and third quarters. The seasonal nature of Morgan's business does not appear to have been affected by the sale of Manufacturing and management believes that the acquisition of locations in the Western United States as part of the Adam purchase will not affect the seasonality of Morgan's business in any material respect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonal Nature of Business."

COMPETITION

        Competition in the residential specialty building products market is substantial, both from within the United States and from foreign manufacturers and importers of building products. Morgan's distribution centers compete principally with other distributors of window and door systems and other manufacturers of specialty building products that sell directly to Morgan's target customers. For example, Morgan may compete with up to three other distributors of Andersen products in each territory in which Morgan distributes, as well as manufacturers and distributors of premium wood window products that compete with Andersen products. In some areas, the Company has sole distributor rights to Andersen products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Initiatives." Morgan believes that it competes in the distribution industry primarily on the basis of the breadth of its product lines, the quality and speed of its service and the quality and design of the products it sells. Morgan is also committed to accommodating the purchase requirements of its customers by providing value-added services that are tailored to address each customer's unique needs.

        The wood stile and rail doors, composite exterior doors and the Andersen window systems that Morgan distributes are positioned primarily in the upper price band of their respective markets. In addition, Morgan's agreement with Andersen restricts Morgan's ability to offer for sale the window systems of other manufacturers through Morgan's distribution locations that carry Andersen products. Morgan believes, therefore, that producers and distributors of lower priced or lower cost products may enjoy a competitive advantage where price is the consumer's primary concern and that Morgan may be competitively disadvantaged in being restricted from offering its customers a more varied product mix. However, Morgan believes that it has a leading position in premium interior and exterior doors and wood windows in the market area surrounding most of its distribution centers.

TRADEMARKS AND NAME

        Morgan's name and the Morgan Doorman logo are registered trademarks. Morgan uses its stylized "M" and its trademarks and trade names "Tennessee Building Products, Inc.," "Titan Building Products, Inc.," "Windows, Doors & More, Inc.," "Tennessee Kitchen and Bath," "Tennessee Glass Company," "Tennessee Kitchen Center, Inc." and "Adam Wholesalers" in connection with Morgan's distribution operations. Morgan considers its trademarks, trade names and logos to be valuable to the conduct of its business.

        Morgan has entered into a licensing arrangement in respect of its trademarks in the Morgan name, the Morgan Doorman, its stylized "M" and the logos related thereto with JELD-WEN for use in connection with the manufacture, marketing, sale and distribution of wood stile and rail doors, patio and French doors, door frames and related parts.

EMPLOYEES

        As of December 31, 1998, Morgan employed 1,161 persons, of whom 1,145 were employed at Morgan's distribution centers, and 16 were employed at the corporate headquarters. As of February 20, 1999, after the acquisition of Adam, such number of total employees increased to approximately 2,041 employees. As of February 20, 1999, approximately 608 of the total employees employed at Morgan's distribution centers were covered by collective bargaining agreements with various labor unions. Satisfactory relations have generally prevailed between Morgan and its employees.

ITEM 2.    PROPERTIES

        Morgan's principal executive offices are located at 469 McLaws Circle, Williamsburg, Virginia 23185. Morgan does not own any real property. Morgan leased the following facilities as of February 20, 1999:



                                                                  Approximate      Lease
                                                                  Square Feet    Expiring
                                                                     Leased      --------
                                                                     ------


Birch Run, Michigan...........................................      113,022       2005
Baton Rouge, Louisiana                                               22,600       2002(2)
Carlisle, Pennsylvania........................................      200,000       2006(2)
Charlotte, North Carolina.....................................      115,010       2000
Chattanooga, Tennessee .......................................       20,000       2006
Chesapeake, Virginia (showroom and sales office) .............       30,000       1999
Cincinnati, Ohio (Adam's division office and warehouse) ......      157,600       2002
Dayton, Ohio .................................................      103,000       2003
Decatur, Illinois.............................................       93,000       2001(3)
Denver, Colorado..............................................       45,000       2003
Denver, Colorado (Adam) ......................................      103,000       2005
Greenville (Greer), South Carolina............................       15,000       1999(3)
Harrisburg (Mechanicsburg), Pennsylvania (2 facilities):
    Office....................................................       15,569       1999(3)
    Warehouse.................................................      134,906       2002(3)
Huntsville, Alabama (showroom)................................        1,737       1999
Indianapolis, Indiana.........................................      126,000       2002
Kansas City, Kansas (2 facilities):...........................
    Shawnee Warehouse.........................................       79,500       2000(3)
    Renewal by Andersen Center................................        2,860       1999
Kirkwood, New York............................................       47,500       2010(1)(2)
Louisville, Kentucky..........................................       86,400       2005
Lynchburg, Virginia ..........................................       60,000       2002
Nashville, Tennessee (2 facilities):
    Glass facility and showroom...............................       26,000       2000
    Warehouse and showroom....................................      170,000       2011
Nitro, West Virginia..........................................       84,000       1999
Oshkosh, Wisconsin (Former Manufacturing Division Office).....       16,000       2000(4)
Pinehurst, North Carolina.....................................       25,000       2000(2)
Phoenix, Arizona..............................................       37,000       2003
Scranton (Dunmore), Pennsylvania (showroom)...................        3,600       2001(2)
St. Louis, Missouri...........................................      103,000       2004
Toledo, Ohio..................................................      132,000       2000
Washington, D.C. (Gainesville, Virginia)......................       79,500       2006(3)
West Chicago, Illinois........................................      100,925       2001(2)
West Columbia (Cayce), South Carolina.........................       89,480       2001(2)
Williamsburg, Virginia (Headquarters).........................        6,909       2002
Wilmington (Newark), Delaware.................................       97,421       2000(2)
Woodbury Heights, New Jersey..................................      221,000       2004


(1) Of the 47,500 square feet leased, 6,250 square feet have been sublet to a third party.
(2) Optional renewal term of five years or less.
(3) Optional renewal term in excess of five years.
(4) Morgan no longer occupies this leased space and is seeking a sublessor.

        Distribution center leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes, utilities, liability insurance and maintenance. In a few locations, the leases contain escalation clauses requiring the payment of additional rent according to certain indices or in specified amounts. The termination dates of these leases vary widely. See Note 7 of Notes to Consolidated Financial Statements.

        Morgan believes that its distribution facilities are sufficient to serve its needs in its existing markets.

ITEM 3.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which Morgan is a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders since the last annual meeting held May 13, 1998.

                                     PART II

ITEM 5.    MARKET FOR MORGAN'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) The Common Stock of Morgan commenced trading on the New York Stock Exchange on March 7, 1988 (NYSE symbol: MGN). As of February 19, 1999, there were approximately 2,911 holders of record of such Common Stock. Morgan currently does not pay cash dividends on its Common Stock. Any payment of future dividends, and the amounts thereof, will be dependent upon Morgan's earnings, financial instruments, cash flow, and other factors deemed relevant by the Board of Directors. Morgan is restricted in its ability to pay dividends through January 1, 2004 by its bank agreement.

        The following table sets forth the high and low sale prices of Morgan's Common Stock reported in the New York Stock Exchange Consolidated Transaction Reporting System.



                                          High               Low
                                          ----               ----
1997:
    First Quarter...................      $9-5/8             $7
    Second Quarter..................       9                  6-1/4
    Third Quarter...................       8-11/16            6
    Fourth Quarter..................       6-15/16            6-7/8

1998:
    First Quarter...................      $5-7/8             $4-3/4
    Second Quarter..................       6-3/8              4-1/2
    Third Quarter...................       4-7/8              2-1/16
    Fourth Quarter..................       3-1/2              2

        On February 19, 1999, the closing price of the Common Stock was $2.625.

         (b) Note: The number of shares of Morgan's Common Stock held by non-affiliates shown on the cover of this Annual Report on Form 10-K was calculated on the assumption that there were no affiliates other than officers and directors of Morgan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for Morgan for each of the five years ended December 31, 1994 through 1998. The selected operating results and balance sheet data have been derived from Morgan's audited financial statements. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statement of Morgan for the three years ended December 31, 1998, and the notes thereto included herein.




OPERATING RESULTS                             YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------


(IN THOUSANDS, EXCEPT PER     1998         1997         1996         1995        1994
SHARE DATA)
                           -------------------------------------------------------------

Net sales                  $383,151      $412,249    $373,345     $338,026    $ 358,357
                           -------------------------------------------------------------
Gross profit                 54,582        58,340      55,428       47,463       52,398
Operating expenses(1)(2)     51,636        74,570      52,192       46,736       58,292
                            ------------------------------------------------------------

Operating income (loss)       2,946       (16,230)      3,236          727       (5,894)
Other expense                (2,049)       (4,667)     (3,265)      (3,313)      (3,307)
                           -------------------------------------------------------------
Income (loss) before            897       (20,897)        (29)      (2,586)      (9,201)
income taxes
                           -------------------------------------------------------------
Net income (loss)          $  1,001      $(20,897)   $    298     $ (2,628)   $  (9,401)
                            ------------- -----------  -----------  ----------  --------

Basic earnings per common  $   0.10        $(2.03)   $   0.03     $  (0.30)   $   (1.10)
share
                           -------------------------------------------------------------

Diluted earnings per       $   0.10        $(2.03)   $   0.03     $  (0.30)   $   (1.10)
common share
                           -------------------------------------------------------------

Basic shares outstanding     10,359        10,280       8,830        8,644        8,549
Diluted shares outstanding   10,389        10,280       8,882        8,644        8,549






BALANCE SHEET DATA(3)                                         At December 31,
                                    --------------------------------------------------------------------
(IN THOUSANDS)                          1998          1997        1996         1995        1994
                                    --------------------------------------------------------------------

Working capital                     $ 44,653     $  77,324     $ 77,088     $ 58,674    $ 61,639
Total assets                          92,463       128,776      142,116      109,515     113,308
Long-term debt, net of cash           19,982        53,156       47,413       30,439      27,050
Stockholders' equity                  43,443        42,431       61,983       52,835      55,192
Long-term debt, net of  cash to
  total capitalization                  31.5%         55.6%        43.3%        36.6 %      32.9 %
Return on stockholders' equity           2.3%        (40.0)%        0.5%        (4.9)%     (15.7)%



(1) The year 1997 includes $12.4 million provision for the sale of manufacturing operations.
(2) The years 1997, 1996, 1995 and 1994 include restructuring and reorganization expenses of $5.8, $4.7, $.1 and $11.3 million, respectively.
(3) The decrease in working capital, total assets and long-term debt (net of cash) at December 31, 1998 was the result of the sale of Morgan Manufacturing on February 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and under the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Morgan's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from Morgan's expectations. Factors which could cause materially different results include, among others, changes in relationships with important suppliers and key customers; the pace of acquisitions and competitive and general economic conditions, such as housing starts.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997
        Net sales for 1998 were $383.2 million, representing a 7.0% decrease from 1997 sales of $412.2 million. The $29.0 million decrease in sales is primarily attributable to a $65.3 million decrease in sales at Manufacturing as a result of the sale of substantially all of the assets of Manufacturing at February 2, 1998, offset by an increase in sales at Morgan's distribution division ("Distribution") of $32.5 million and at TBP of $3.8 million. Distribution's increases are primarily due to sales growth in the Mid-Atlantic region, Decatur and Birch Run while sales gains at TBP are primarily due to a contract awarded to Morgan with respect to providing glass and glass services for the construction of the new Tennessee Titans Stadium in Nashville, Tennessee (the "Stadium Project").

        Gross profit decreased $3.8 million from 1997 to 1998. The decrease in gross profit is primarily due to the sale of Manufacturing, competitive pricing pressures in the Mid-Atlantic region and the consolidation of retailers and wholesalers in the millwork industry, offset by gains at TBP which were primarily due to the Stadium Project.

        Operating expenses for 1998 were $51.6 million, or 13.5% of net sales, compared to 1997 operating expenses (before the sale provision for Manufacturing and restructuring and reorganization charges) of $56.3 million, or 13.7% of net sales. The decrease is primarily due to the sale of Manufacturing.

        Interest and other non-operating expenses in 1998 were $2.0 million, a decrease of $2.6 million from 1997. The decrease in interest expense was primarily due to the $29.4 million decrease in average long-term debt in 1998 as compared to 1997, which was a result of the proceeds received from the sale of Manufacturing.

        The provision for income taxes in both 1997 and 1998 relates principally to the recording of state taxes. The state tax provision in each of 1997 and 1998 was fully offset by the recognition of a tax benefit related to the amendment of prior year federal returns. The provision for federal taxes in 1998 was further offset by the recognition of net operating loss carryback tax benefits, which had not been previously recognized. There was no provision for federal taxes in 1997 given Morgan's net operating loss position. See Note 10 to Consolidated Financial Statements.

        Morgan reported net income of $1.0 million or $0.10 per diluted share for 1998 compared to net loss of $20.9 million or $2.03 per diluted share in 1997, on diluted shares outstanding of 10,389,112 and 10,280,484 respectively. The $21.9 million increase is primarily due to the sale of Manufacturing, the reduction of interest expense, and the elimination of reorganization charges.

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

   Net sales for 1997 were $412.2 million, representing a 10.4% increase over 1996 sales of $373.3 million. The increase in sales is primarily attributable to the acquisition of TBP in the third quarter of 1996 and a 5.6% improvement in the sales of distributed products, which management believes is due to increased marketing efforts with key suppliers and the acquisition of Wahlfeld in the third quarter of 1997. External sales of manufactured products in 1997 decreased 14.3% from 1996. In 1997 sales of manufactured products continued to decline from prior year periods due to the disruption caused by the consolidation of the Lexington, North Carolina operations into the Oshkosh, Wisconsin facility and the delay in the start-up of the high-speed door manufacturing line.

        Gross profit increased $2.9 million from 1996 to 1997. The increase was primarily the result of the aforementioned increase in sales and a volume incentive reward from a supplier partnership program at Distribution. Manufacturing experienced a $5.6 million decrease in gross profit due to the aforementioned decline in sales volume and the increase in raw material costs which were not passed on to the customer. The price for pine, which accounted for 53% of the raw materials purchased by Manufacturing in 1997, increased an average of 9.1% from 1996 while the price for fir, the second highest volume specie, increased 3% on average over the prior year's prices.

        Operating expenses for 1997, excluding $18.2 million in special charges (see discussion that follows), were $56.3 million, or 13.7% of net sales, compared to 1996 operating expenses, before special charges, of $47.5 million, or 12.7% of net sales. The $8.8 million increase related primarily to the acquisition of TBP. Additional increases were incurred at Distribution for sales promotions related to the implementation of a new selling program to gain market share, and relocation expenses for the hiring of qualified key personnel in marketing, logistics and finance.

        In the fourth quarter of 1997, Morgan recorded a non-recurring charge of $12.4 million involving its sale of Manufacturing (the "Sale Provision"). The Sale Provision included write-downs for the related assets to estimated fair market value and costs of selling the business, including employee severance costs, pension fees, lease obligations and legal costs (aggregating, $1.21 per diluted share). In addition, in 1997 Morgan incurred restructuring charges of $4.7 million to cover the incremental costs of consolidating the Lexington and Oshkosh manufacturing facilities and a $1.1 million reorganization charge related to changes in the executive management of Morgan (aggregating, $.57 per diluted share). See "-Restructuring of Operations" below.

        Interest and other non-operating expenses in 1997 were $4.7 million, an increase of $1.4 million from 1996. As a result of an increase in average debt of $19.8 million from 1996, interest expense increased $1.5 million in 1997. The increase in average debt was primarily the result of the financing associated with the acquisition of TBP and Wahlfeld.

        The provision for income taxes in 1996 and 1997 relates principally to the recording of state taxes. There was no provision for federal taxes in either period given Morgan's net operating loss position. The state tax provisions for both years were fully offset by the recognition of a tax benefit related to the amendment of prior year federal returns. See Note 10 to Consolidated Financial Statements.

        Morgan reported a net loss of $20.9 million or $2.03 per diluted share for 1997 compared to net income of $.3 million or $.03 per diluted share for 1996, on diluted shares outstanding of 10,280,484 and 8,881,648 respectively. Excluding special charges, Morgan had a net loss of $2.7 million for 1997 compared to net income of $5.0 million for 1996. The $7.7 million decline in income from 1996, before special charges, is primarily due to lower volume and higher material costs at Manufacturing and a $1.5 million increase in interest expense.

SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

        Management believes that single family housing starts have a significant influence on Morgan's level of business activity. Currently available industry data suggest that housing starts for single family dwellings increased 12.0% in 1998 from 1997. According to the National Association of Home Builders, not only did 1998 produce 1.6 million single- and multi-family housing starts, the highest level of overall housing starts in more than a decade, but also the greatest number of single-family starts. In addition, the National Association of Home Builders has indicated that, while it expects that the housing market in 1999 may not be quite as good as in 1998, it may still result in the second best year for single-family housing starts in the 1990s. No assurances can be given, however, that single family housing start levels will remain steady or increase, or that single family housing starts will not decline.

        Management also believes that Morgan's ability to continue to penetrate the residential repair and remodeling markets, including through sales to home center chains may have a significant influence on Morgan's level of business activity. Management believes this market will continue to grow in importance to Morgan. Management further believes that in certain areas of the United States, sales by one step distributors directly to the end-user will over time replace the two step distribution method of selling to the retail dealer, who then sells to the end-user. Morgan intends to respond aggressively to such changes in distribution methods, including, where opportunities permit, through the acquisition of distribution businesses that sell directly to the end-user.

STRATEGIC INITIATIVES

        An important part of Morgan's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, or in other areas, if attractive opportunities are presented. In August 1996, Morgan acquired substantially all of the business and assets of TBP, a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, Morgan expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama. In July 1997, Morgan acquired certain assets of Wahlfeld, a distributor of windows, doors, and other millwork products headquartered in Peoria, Illinois. The Wahlfeld acquisition allowed Morgan to become the sole distributor for the Andersen Window product lines in most of Illinois. During 1997 and 1998, Morgan consolidated Wahlfeld's operation into two of its existing facilities. In February 1999, Morgan purchased Adam, a privately held two-step distributor of windows, doors and other millwork products, headquartered in Cincinnati, Ohio. With the Adam acquisition, Morgan has expanded its operations in the Northeast, Mid-Atlantic, Midwest, Colorado and Arizona markets. These acquisitions have allowed Morgan to combine product and geographic synergies, best practices and technologies to become one of the largest wholesale distributors of building products in the United States.

        Morgan believes that its relationship with Andersen has improved in recent years. In April 1997, Morgan entered the Louisiana market where it was awarded sole distribution rights for Andersen's products. In 1997, Morgan was also awarded sole distribution for Andersen's products in most counties in Mississippi and some in Texas. See "--Recent Developments" below.

        As the final major element of its strategic initiatives, Morgan is committed to improving its management information systems. A new Company-wide integrated management information system had been selected and was in the process of being implemented as of December 31, 1998. As of December 31, 1998 Morgan had incurred a cost of approximately $4.7 million in connection with such system, including $2.5 million in software and $2.2 million in hardware. With the purchase of Adam, completed on February 19, 1999, Morgan decided to terminate its implementation of the new management information system and, instead, to merge the majority of Morgan's current operations into the Adam System. After reviewing both the Adam System and the proposed new system, management determined that the Adam System would be better suited for Morgan's business and would be less expensive to implement. By implementing the better technological and strategic Adam System, Morgan should be able to realize future cost savings by the reduction of capital needed to convert only the ten Morgan distribution centers existing at the time of the Adam acquisition instead of having to convert a total of twenty-two locations to the proposed new system. Accordingly, the Company will take a charge of approximately $2.5 million during the first quarter of 1999 relating to the write-off of the costs incurred for the implementation of the proposed new Morgan system.

LIQUIDITY AND CAPITAL RESOURCES

        Morgan's working capital requirements are related to its sales level, which, because of its dependency on housing starts and the repair and remodeling market, are seasonal and, to a degree, weather dependent. This seasonality affects the need for working capital to the extent it is necessary to carry larger inventories and receivables during certain months of the year.


        Working capital at December 31, 1998 was $44.7 million, with a ratio of current assets to current liabilities of 2.8 to 1.0, while at December 31, 1997 working capital was $77.3 million with a ratio of current assets to current liabilities of 3.7 to 1.0. The decrease in working capital of $32.6 million is primarily due to the sale of Manufacturing and the subsequent repayment of debt. Additionally, inventories decreased $6.2 million, accounts receivable increased $2.4 million, accounts payable increased $3.6 million and other liabilities decreased $5.8 million. The decline in inventory is primarily a result of Morgan's continuing plan to reduce working capital and interest on long-term debt, while the increase in accounts receivable is primarily due to the $6.0 million increase in December sales at Distribution and TBP. Current liabilities decreased $3.6 million primarily due to the decrease in the liabilities related to the December 31, 1997 Sale Provision. The decrease in other liabilities was offset by a $3.6 million increase in accounts payable which was primarily due to improved cash management practices as of December 31, 1998.

        Long-term debt, net of cash, decreased to $20.0 million at December 31, 1998, from $53.2 million at December 31, 1997. Morgan's ratio of long-term debt, net of cash, to total capitalization decreased from 55.6% at December 31, 1997 to 31.5% at December 31, 1998. The decrease in long-term debt, net of cash, of $33.2 million is primarily attributable to the fact that Morgan used the proceeds from the Manufacturing sale to reduce its revolving credit facility and to repay the acquisition term loan under Morgan's credit facility then in effect, as well as its continuing working capital management efforts.

        Cash generated by operating activities totaled $5.6 million in 1998 as compared to $4.1 million generated in 1997. The improvement is primarily due to the $6.4 million improvement in cash generated from profits in 1998 over 1997 as well as the additional $8.0 million generated from accounts payable which is primarily a result of improved cash management practices. These improvements were partially offset by the increased usage in 1998 of other working capital. The increase in accounts receivable usage of $4.0 million was primarily due to a $6.0 million increase in December sales at Distribution and TBP. The decrease in inventory of $6.9 million was primarily due to the Company's inventory management practices. Investing activities in 1998 generated $27.6 million, compared to the corresponding period in 1997, when investing activities used $10.2 million. Activities in 1998 primarily included $31.0 million in proceeds from the sale of Manufacturing and $3.6 million used for asset acquisitions, while 1997 activities consisted of $3.2 million used for asset acquisitions and the final payment to purchase TBP of $2.2 million and payments to purchase Wahlfeld of $5.0 million. Financing activities used $33.7 million through December 31, 1998, with $33.8 million used to reduce long-term debt. Of the reduction of long-term debt, $26.6 million was used to reduce the Company's revolving line of credit, $4.8 million was used to retire the acquisition term loan under the Company's credit facility then in effect, and $1.3 million was used to retire the debt owed with respect to the real property owned by Morgan and used by Manufacturing, and $1.0 million was used for principal payments under capital lease obligations.

        Prior to the Adam acquisition, the Company maintained a credit agreement with a group of banks which provided for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions and a letter of credit facility of up to $5 million. As of December 31, 1998 Morgan had borrowings of $18.7 million under the revolving credit facility and was in compliance with all covenants under the credit facility. On February 19, 1999, in connection with the Adam acquisition, Morgan and its banking group entered into an amendment to the credit facility. The amendment provides for a revolving credit line of up to $100 million (including a letter of credit facility of up to $5 million), a term loan of up to $10 million and a bridge term loan of up to $10 million and extends the facility through January 1, 2004. The credit facility, as amended, continues to contain certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends and the prepayment of other indebtedness, and continues to provide that applicable borrowings bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix. The credit facility, as amended, also continues to require Morgan to maintain certain earnings coverage, interest coverage and fixed coverage ratios; however, the amendment of the credit facility altered such covenants. In addition, the amendment added certain minimum earnings and minimum availability covenants.

RESTRUCTURING OF OPERATIONS

        Beginning in 1994, Morgan adopted a comprehensive strategic plan to restore profitability and regain leadership by providing customers with quality products and optimum service at the best price/value relationship. Morgan has taken a series of major initiatives to implement this plan and respond to continuing challenges in the industry.

        During the period of 1994 through 1997, Morgan incurred an aggregate of $20.8 million in restructuring charges. Included in these restructuring charges were the closing of the Springfield, Oregon; Lexington, North Carolina and Weed, California plants; relocation of Morgan's corporate headquarters and the delayed start-up of the new high-speed door manufacturing line. Additionally, Morgan recorded a $1.1 million reorganization charge in 1997 in connection with the termination of the employment of the Vice President and Chief Financial Officer and Senior Vice President-Human Resources and Administration of Morgan. Such provision covered severance and related payments to these former officers.

        Although Manufacturing had made progress operationally, it was determined in 1997 that Manufacturing was not a strategic fit with Morgan's long-term growth plans. In December 1997, Morgan agreed to sell the operating assets of Manufacturing to JELD-WEN, resulting in a charge to earnings in 1997 of $12.4 million with half the charge related to an asset write-down and half related to the costs of selling the business including employee severance costs, pension expenses, lease obligations and legal costs. The sale was completed in February 1998.

YEAR 2000 ISSUES

        The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors.

        A new Company-wide integrated management information system had been selected and was in the process of being implemented as of December 31, 1998. With the purchase of Adam, completed on February 19, 1999, Morgan decided to terminate its implementation of the new management information system and, instead, to merge all operations into the Adam System. After reviewing both the Adam System and the proposed new system, management determined that the Adam System would be better suited for Morgan's business and would be less expensive to implement. Prior to the Adam acquisition, Adam's management had conducted an evaluation of Adam's Year 2000 readiness. Management of Morgan has since completed a Company-wide evaluation of the Year 2000 impact on all of Morgan's computer systems (including the Adam System), applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that as of March 15, 1999 nearly 50 percent of remediation efforts for all of Morgan's information systems were completed. Management has also begun remediation for noninformation systems. All remediation efforts and testing of systems and equipment are expected to be completed by August 31, 1999.

        Morgan is in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: material vendors and customers, financial institutions and utilities. Morgan has requested confirmation from these material third parties of their Year 2000 plans.

        Through December 31, 1998, Morgan has spent approximately $5.0 million to address Year 2000 issues. Management believes that approximately $1.5 million in additional costs will be incurred before remediation efforts are complete. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the remediation efforts that remain to be completed relate to conversion of Morgan's distribution centers to the Adam System and employee and staff training costs.

        Morgan could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short-term inability of the Company to process customer orders and to ship products to its customers due to unresolved Year 2000 issues. This would result in lost revenues; however, the amount of losses would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, Morgan is devoting the resources management believes are needed to address Year 2000 issues in a timely manner. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which Morgan relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on Morgan. Morgan is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by August 31, 1999.

SEASONAL NATURE OF BUSINESS

        The building products industry is seasonal, particularly in the Northeast and Midwest regions of the United States, where inclement weather during the winter months usually reduces the level of building activity in both the improvement, maintenance and repair market and the new construction market. Morgan's lowest sales levels generally occur during the first and fourth quarters. Since a high percentage of Morgan's overhead and expenses are relatively fixed throughout the year, profit margins tend to be lower in quarters with lower sales. Morgan believes that the seasonal effect on operations has not been changed as a result of the sale of Manufacturing and that the acquisition of locations in the Western United States as part of the Adam purchase will not affect the seasonality of Morgan's business in any material respect.

        The table below sets forth Morgan's quarterly net sales for the years ended December 31, 1998 and 1997:


                                      1998                                  1997
                      ------------------ ------------------ ------------------ ------------------
                          Net Sales         % of Total          Net Sales         % of Total
                      ------------------ ------------------ ------------------ ------------------
                         (millions)                            (millions)


First Quarter                $80.2              20.9%              $95.8             23.2%
Second Quarter                98.2              25.6%              106.8             25.9%
Third Quarter                107.5              28.1%              111.6             27.1%
Fourth Quarter                97.3              25.4%               98.0             23.8%
                      ------------------ ------------------ ------------------ ------------------
Total Year                  $383.2             100.0%             $412.2            100.0%
                      ------------------ ------------------ ------------------ ------------------

      See Note 14 of Notes to Consolidated Financial Statements for further quarterly information.

RECENT DEVELOPMENTS

        On March 10, 1999, Morgan entered into an Agreement of Merger with Andersen Windows and its wholly-owned subsidiary, Andersen Sub, pursuant to which Andersen Sub and Morgan will be merged, resulting in Morgan, as the surviving corporation, becoming a wholly-owned subsidiary of Andersen Windows. The consideration to be received by Morgan's stockholders in the Merger will be $4.00 per share of Morgan common stock, subject to adjustment until the effective date of closing, under certain limited circumstances. The Merger is subject to, among other things, approval of the stockholders of Morgan and the applicable regulatory agencies.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The Company is exposed to changes in interest rates primarily as a result of its long-term debt used to maintain liquidity and fund expansion through acquisition. To mitigate the impact of fluctuations in variable interest rates, the Company could, at its option, convert to fixed interest rates by either refinancing variable rate debt with fixed rate debt or entering into interest rate swaps.

        The following table provides information about the Company's interest rate risk at December 31, 1998 and February 28, 1999, which incorporates the second amendment to its loan and security agreement with its lenders entered into February 19, 1999.

                                                         Expected Maturity Date
                                1999      2000      2001      2002      2003    Thereafter    Total    Fair Value
                                ----      ----      ----      ----      ----    ----------    -----    ----------
                                                          (thousands of dollars)
                              ------------------------------------------------------------------------- ----------
Liabilities
                                                            December 31, 1998

Long-Term Debt:
   Variable Rate                $   -    $    -    $18,686   $     -   $     -   $     -     $18,686   $18,686
      Average Interest Rate         -%        -%      7.63%        -%        -%        -%       7.63%


                                                            February 28, 1999

Long-Term Debt:
   Variable Rate                $   -    $ 4,000   $ 4,000   $ 4,000   $ 4,000   $69,000     $85,000   $85,000
      Average Interest Rate      7.95%      8.69%     8.47%     8.23%     7.96%     7.66%       8.18%

COMMODITY PRICE RISK

        The Company is subject to exposure with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which Morgan operates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14 below for a listing of financial statements and the financial statement schedule included therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF MORGAN

DIRECTORS OF MORGAN

        Certain information regarding each director of Morgan as of December 31, 1998 is set forth below, including such individual's age and principal occupation, a brief account of business experience during at least the last five years, other directorships currently held and the year in which the individual was first elected as a director of Morgan. The directors hold office until their successors are elected and qualified or until their earlier removal or resignation. Mr. Patrick J. McDonough, Jr., director of Morgan since November 1994, resigned his position as director in September 1998 for personal reasons.

        FRANK J. HAWLEY, JR. age 71, has been Chairman of the Board of the Company since December 1983. Since September 1986, he has been the managing partner of Bedford Partners, the general partner of Saugatuck Capital Company Limited Partnership II ("Saugatuck II"), a venture capital partnership. Since October 1992, he has been the managing partner of Greyrock Partners Limited Partnership, the general partner of Saugatuck Capital Company Limited Partnership III ("Saugatuck III"), a venture capital partnership. Since September 1982, he has been the President and principal stockholder of Saugatuck Associates, Inc. and Saugatuck Associates II, Inc., each a risk capital management firm which provides investment advice and assistance to Saugatuck II and Saugatuck III. During the period from 1982 to 1996, Mr. Hawley was the managing partner of the general partner of Saugatuck Capital Company Limited Partnership, a venture capital partnership which was terminated in 1996.

        JOHN S. CROWLEY, age 75, has served as a member of the Company's Board of Directors since November 1986. Mr. Crowley has been a private investor since 1994. Previously he was a managing director of Saugatuck Associates from 1985 to 1994. From 1983 to 1987 he was the organizer and general partner of Round Hill Associates, a private investment fund engaged in management buyouts, and the President of Round Hill Associates Management Company. Mr. Crowley is also a director of General Housewares Corp., a consumer goods company.

        HOWARD G. HAAS, age 74, has served as a member of the Company's Board of Directors since September 1987. Mr. Haas has been the Chairman of Howard G. Haas & Associates, a consulting firm, since 1987. From 1967 to 1986 Mr. Haas was the President and Chief Executive Officer of Sealy Incorporated; Mr. Haas is also a member of the faculty of the Graduate School of Business at the University of Chicago.

        J. MICHAEL MARKS, age 50, has served as a member of the Company's Board of Directors since May 1998. In April 1987, Mr. Marks founded Indian River Consulting Group, a wholesale distribution business consulting company based in Melbourne, Florida. From November 1981 to December 1986, Mr. Marks was the Executive Vice President of Lex Electronics, a Stamford, Connecticut based electronics distributor. Prior to November 1981, Mr. Marks served as Director of Corporate Training and Development for Ducommon Inc., a Los Angeles, California based industrial distribution company.

        LARRY R. ROBINETTE, age 55, has served as a member of the Company's Board of Directors since November 1994 and as the President and Chief Executive Officer of the Company since September 1994. Mr. Robinette is the former President and CEO of Anchor Hocking Packaging of Cincinnati, Ohio, a subsidiary of CarnaudMetalbox. From 1980 to 1993, he held a series of executive assignments at Newell Company, including operations vice presidencies in the EZ Painter Division, Newell Window Furnishings and the Mirro Foley Division and the presidency of Anchor Industrial Glass. Prior to that, he was employed at General Motors.

        EDWARD T. TOKAR, age 51, has served as a member of the Board of Directors of the Company since November 1994. Since 1985, Mr. Tokar has served as Vice President-Investments, AlliedSignal Inc., responsible for the overall investment management of employee benefit asset funds worldwide. Mr. Tokar has been employed at AlliedSignal since 1977 in various management positions. Mr. Tokar has also been the Chief Executive Officer of Allied Capital Management LLC since 1998, is a trustee of the Morgan Grenfell Investment Funds, an advisor to various investment partnerships and a trustee of the College of William and Mary.

        FAMILY RELATIONSHIPS. To the best of the Company's knowledge and belief, there is no family relationship between any of the Company's directors and executive officers.

EXECUTIVE OFFICERS OF MORGAN

        Certain information regarding each executive officer of Morgan as of December 31, 1998 is set forth below, except that information concerning Mr. Hawley and Mr. Robinette is set forth above under "Directors of Morgan." The Board of Directors appoints Company officers and such appointments are effective until resignation or earlier removal by the Board of Directors.

        Mr. Mitchell J. Lahr, age 40, was appointed Vice President, Chief Financial Officer and Secretary of Morgan in April 1997. From September 1994 until he joined Morgan, Mr. Lahr was Vice President and Chief Financial Officer of Stella Foods Corp., a subsidiary of Specialty Foods Corporation. From September 1992 to August 1994, Mr. Lahr was Vice President and Chief Financial Officer of Anchor Hocking Packaging Company, a subsidiary of Carnaud Metalbox, Inc. From 1980 to 1992 he served in various positions with General Electric Company.

        Mr. Darrell J. Olson, age 52, was appointed Vice President, Human Resources of Morgan in April 1997. From September 1995 until he joined Morgan, Mr. Olson was Vice President, Human Resources of Twin Disc Inc., a manufacturer of highly engineered power transmission equipment. From February 1994 through December 1994, Mr. Olson was the Vice President of Operations of the Intercraft Division of Newell Company. From October 1983 through February 1994, Mr. Olson served as Vice President, Human Resources of the Mirro Division of Newell Company.

        Mr. David A. Braun, age 41, was appointed Vice President of Morgan and President of Morgan's Distribution unit on May 15, 1996. Mr. Braun had previously been named General Manager of Morgan Distribution on February 5, 1996. From August of 1995 to February 4, 1996, Mr. Braun served as Vice President and Controller of Morgan Distribution. Prior to that, Mr. Braun served as Division Controller of RobertShaw Controls from 1994 to August of 1995. Mr. Braun served as Senior Vice President of Lisa Frank, Inc. from 1993 to 1994 and served as Vice President and Chief Financial Officer of HGP Industries, Inc. from 1991 to 1993. From 1987 to 1991, Mr. Braun served as Vice President and Controller of EZ Paintr, a division of Newell Company. From 1986 to 1987 he served in various managerial positions at EZ Paintr.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons holding more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers, and 10% stockholders are also required to furnish the Company with copies of all such filed reports.

        Based solely upon a review of the copies of such reports furnished to the Company, or representations that no reports were required, the Company believes that all of its directors, executive officers and 10% shareholders complied with all filing requirements under Section 16(a) in 1998, except that Messrs. Robinette, Lahr, Braun and Olson did not file Annual Statements of Beneficial Ownership of Securities on Form 5 ("Form 5") with respect to the repricing of their options in November 1998 until March 30, 1999.

ITEM 11.   EXECUTIVE COMPENSATION

        The following table sets forth information with respect to all cash and non-cash compensation of (i) Mr. Robinette, the Chief Executive Officer of the Company, (ii) the other most highly compensated executive officers of the Company who were serving as such as of December 31, 1998 , and (iii) Mr. Duane
A. Greenly, who served as Vice President of the Company and President-Morgan Manufacturing from December 1996 through March 1998 (collectively, the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation (1)           Long-Term Compensation
                                          -------------------------------------   ----------------------
                                                                                  Awards
Name & Principal                                                 Other Annual    of Stock      Long-Term    All Other
Position                           Year   Salary      Bonus     Compensation(2)   Options       Payouts   Compensation (3)
--------                           ----   ------      -----     ---------------   -------       -------   ----------------


Larry R. Robinette                 1998   $400,010       -          $ 31,989 (8)    295,000         -       $ 12,000
  President, Chief Executive       1997   $400,010       -          $ 21,980 (9)      -     $1,098,942 (21) $ 19,192
  Officer, and Director            1996   $365,580    $239,724      $ 15,192 (10)     -             -       $ 16,451

Mitchell J. Lahr                   1998   $225,000       -          $ 17,132 (11)   100,000         -       $ 10,125
  Vice President - Finance         1997   $164,423    $112,500 (4)  $199,277 (12)     -             -       $  4,932
   and Administration,             1996     -            -             -              -             -            -
  Chief Financial Officer,
   and Secretary
                                                                                                    -            -
Darrell J. Olson                   1998   $140,000       -          $ 11,517 (13)    75,000         -       $  5,732
  Vice President -                 1997   $ 99,615    $ 50,000 (5)  $175,444 (14)     -             -       $  2,988
  Human Resources                  1996     -            -             -              -             -            -

David A. Braun                     1998   $200,000       -          $148,449 (15)   100,000         -       $  6,661
  Vice President and               1997   $200,000    $ 22,027      $  5,853 (16)     -             -       $ 13,989
  President
  - Morgan                         1996   $170,382    $330,677      $  2,914 (17)     -             -       $  9,073
  Distribution


Duane A. Greenly                   1998   $ 42,308       -          $ 51,253 (18)     -             -       $623,996
  Vice President and               1997   $200,000    $100,000 (6)  $ 15,328 (19)     -             -       $  5,820
  President - Morgan               1996   $  7,780    $ 77,411 (7)  $     44 (20)    90,000         -            -
  Manufacturing



(1) This includes amounts earned in the respective fiscal year, whether or not deferred.
(2) This represents payments by the Company for moving expenses, excess group life insurance, leased automobiles, tax gross-up on amounts included in taxable compensation (other than salary and bonuses) and certain other reimbursable fees and expenses to the extent required to be reported.
(3) This amount includes contributions by the Company under Section 401(k) of the Code pursuant to the Profit Sharing Savings and Retirement Plan for each of the named Executive Officers as follows: Mr. Robinette, $4,800, $4,750 and $9,984 for 1998, 1997 and 1996, respectively; Mr. Lahr, $4,800 and $3,703 for 1998 and 1997 respectively; Mr. Olson $4,800 and $2,988 for 1998 and 1997, respectively; Mr. Braun, $4,800, $4,750 and $7,524 for 1998,
     1997 and 1996, respectively; and Mr. Greenly, $3,928 and $4,750 for 1998 and 1997, respectively. This amount also includes amounts the Company contributed to the Deferred Compensation Plan for each of the Named Executive Officers as follows: Mr. Robinette, $7,200, $14,442 and $6,467 for 1998, 1997 and 1996, respectively; Mr. Lahr, $5,325 and $1,229 for 1998 and 1997, respectively; Mr. Olson, $4,932 and $-0- for 1998 and 1997, respectively; Mr. Braun, $1,861, $9,239 and $1,549 for 1998, 1997 and 1996,
     respectively and Mr. Greenly, $342 and $2,320 for 1998 and 1997, respectively. In the case of Mr. Greenly, this amount for 1998 also includes $619,726 paid to Mr. Greenly pursuant to the Executive Severance Plan.
(4) This represents a deferred signing bonus paid to Mr. Lahr pursuant to his employment agreement entered into on March 11, 1997.
(5) This represents a deferred signing bonus paid to Mr. Olson pursuant to his employment agreement entered into on March 21, 1997.
(6) This represents a bonus paid to Mr. Greenly to partially compensate him for the loss of bonuses which he was eligible to earn under his previous employment arrangement with a former employer.
(7) This includes a $20,000 bonus paid to Mr. Greenly pursuant to his employment agreement and a performance bonus which was earned in 1996 but paid in 1997.
(8)  Other Annual Compensation includes $31,989 of tax gross-up.
(9)  Other Annual Compensation includes $21,980 of tax gross-up.
(10) Other Annual Compensation includes $15,192 of tax gross-up.
(11) Other Annual Compensation includes $17,132 of tax gross-up.
(12) Other Annual Compensation includes $119,712 of moving expenses paid on Mr. Lahr's behalf and $58,328 of tax gross-up.
(13) Other Annual Compensation includes $11,517 of tax gross-up.
(14) Other Annual Compensation includes $128,629 of moving expenses paid on Mr. Olson's behalf and $23,815 of tax gross-up.
(15) Other Annual Compensation includes $100,743 of moving expenses paid on Mr. Braun's behalf and $36,613 of tax gross-up.
(16) Other Annual Compensation includes $5,853 of tax gross-up.
(17) Other Annual Compensation includes $2,914 of tax gross-up.
(18) Other Annual compensation includes $17,452 for moving expenses paid on Mr. Greenly's behalf, and $17,387 of tax gross-up.
(19) Other Annual Compensation includes $15,328 of tax gross-up.
(20) Other Annual Compensation includes $44 of tax gross-up.
(21) Pursuant to Mr. Robinette's employment agreement entered into in 1994, the Company granted 140,000 restricted shares of Common Stock with a 1994 fair market value of $5.00 per share to a trust for the benefit of Mr. Robinette. Such trust was created to partially compensate Mr. Robinette for the loss of certain future retirement benefits that occurred when Mr. Robinette joined the Company. The trust sold all such shares during the time period February 14, 1997 to July 29, 1997 for an average price per share of approximately $7.85, for an aggregate cash value of $1,098,942.

OPTION GRANTS IN FISCAL 1998

        The following table sets forth certain information concerning individual grants of options to purchase Common Stock made by the Company during Fiscal 1998 to each of the Named Executive Officers.



                                   % of Total
                     Number of    Options/SARs                                   Alternative to
                      Shares       Granted to                                      5% and 10%
                    Underlying      Employees                                     Appreciation
                   Options/SARs  in Fiscal Year  Exercise Price                    Grant Date
       Name           Granted          (1)         $/Share (2)   Expiration Date Present Value (3)
       ----           -------          ---         -----------   --------------- ----------------


Larry Robinette      30,000 (4)        4.6%           $3.00         11/02/08     $    75,600
                     20,000 (4)        3.1%            3.00         11/02/08          50,400
                     25,000 (4)        3.8%            3.00         11/02/08          63,000
                    100,000 (5)       15.3%            3.00         11/02/08         252,000
                    120,000 (5)       18.4%            3.00         11/02/08         302,400

Mitchell J. Lahr    100,000 (6)       15.3%            3.00         11/02/08         252,000

David A. Braun       40,000 (4)        6.1%            3.00         11/02/08         100,800
                     35,000 (4)        5.4%            3.00         11/02/08          88,200
                     25,000 (5)        3.8%            3.00         11/02/08          63,000

Darrel J. Olson      25,000 (4)        3.8%            3.00         11/02/08          63,000
                     50,000 (6)        7.7%            3.00         11/02/08         126,000

Duane A. Greenly          0            N/A             N/A             N/A               N/A


(1) The total number of options granted to employees in 1998 was 652,000. Options to purchase 5,000 shares were granted on May 13, 1998; options to purchase 647,000 were granted on November 2, 1998 in connection with a plan implemented on November 2, 1998 to grant new options with a lower exercise price in exchange for the voluntary surrender of previously granted options.

(2) All exercise prices of options granted on November 2, 1998 were at 120% of fair market value on the date of grant. The exercise price of the options granted on May 13, 1998 were at fair market value on the date of grant. All such options granted on May 13, 1998 were subsequently voluntarily surrendered for new options granted on November 2, 1998.
(3) The estimated grant date present values reflected in the above table are determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the values of the options reflected in the above table include:
     * Exercise prices on the options are greater than or equal to the fair market value of the underlying stock on the dates of the grant.
     *  The option term of ten years.
     * Interest rates that represent the interest rate on a U.S. Treasury security on the dates of grant with maturity dates corresponding to those of the option terms.
     * Volatilities calculated using daily stock prices for the one-year period prior to the grant dates.
     * Dividends at the rate of $0.00 per share representing the annualized dividends paid with respect to a share of Common Stock at the dates of grant. The Company does not pay a dividend with respect to Common Stock.
     * Reductions to reflect the probability of forfeiture due to termination prior to vesting and the probability of a shortened option term due to termination of employment prior to the option expiration date.
(4) These options represent the grant of new options under the Company's Incentive Stock Option Plan on November 2, 1998 with a lower exercise price in exchange for the voluntary surrender of previously granted options. All repriced options were granted subject to the same terms and conditions as the previously granted options to which they correspond, except that the term and vesting schedule of the repriced options begin anew at November 2, 1998 (but are for the same period and vest at the same rate as the previously granted options) and that no newly granted option shall be exercisable until November 2, 2000 (except under limited circumstances, including a change in control of the Company) (as defined in the applicable plan or agreement).
(5) These options represent the grant of new options under the Company's Incentive Compensation Plan on November 2, 1998 with a lower exercise price in exchange for the voluntary surrender of previously granted options. All repriced options were granted subject to the same terms and conditions as the previously granted options to which they correspond, except that the term and vesting schedule of the repriced options begin anew at November 2, 1998 (but are for the same period and vest at the same rate as the previously granted options) and that no newly granted option shall be exercisable until November 2, 2000 (except under limited circumstances, including a change in control of the Company) (as defined in the applicable plan or agreement).
(6) These options represent the grant of new options under an option agreement between the Named Executive Officer and the Company on November 2, 1998, with a lower exercise price in exchange for the voluntary surrender of previously granted options. All repriced options were granted subject to the same terms and conditions as the previously granted options to which they correspond, except that the term and vesting schedule of the repriced options begin anew at November 2, 1998 (but are for the same period and vest at the same rate as the previously granted options) and that no newly granted option shall be exercisable until November 2, 2000 (except under limited circumstances, including a change in control of the Company)
     (as defined in the applicable plan or agreement).


        The following table summarizes the aggregated option exercises by the Named Executive Officers in Fiscal 1998 and the year-end values of unexercised options.

AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL 1998 YEAR-END OPTION VALUE





                          Total Number of Shares
                         Underlying Unexercised        Value of Unexercised in
                             Options Held at          the Money Options Held at
                             Fiscal Year-End            Fiscal Year-End (1) (2)
        Name            Exercisable   Unexercisable  Exercisable   Unexercisable
        ----            -----------   -------------  -----------   -------------

Larry R. Robinette             0        295,000          $0        $1,032,500
Mitchell J. Lahr               0        100,000          $0        $  350,000
David A. Braun                 0        100,000          $0        $  350,000
Darrell J. Olson               0         75,000          $0        $  262,500
Duane A. Greenly          81,771              0          $0        $        0


(1) Total value of options based on the Common Stock's closing price on the New York Stock Exchange of $3.50 as of December 31, 1998.
(2) Options to become exercisable upon a change in control (as defined in the applicable governing documents).

COMPENSATION OF DIRECTORS

        All directors receive reimbursement for all expenses incurred in connection with attendance at board meetings and all directors, other than Messrs. Hawley and Robinette, receive a fee of $1,500 per meeting of the board, $1,500 per committee meeting and a retainer of $3,000 per quarter.

        In addition, each individual serving on the Board of Directors who is not an employee of the Company or a beneficial owner (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of more than 20% of the issued and outstanding Common Stock (a "Non-employee Director") is automatically granted an option to purchase 1,000 shares of Common Stock upon such person's election and each re-election to the Board of Directors. During 1998, five incumbent Non-employee Directors (Messrs. Crowley, Haas, Marks, McDonough and Tokar) each received a grant of options for the purchase of 1,000 shares of Common Stock pursuant to the Morgan Products Ltd. 1992 Non-employee Director Stock Option Plan (the "Director Plan"). Such options granted to Mr. McDonough were cancelled upon his resignation from the Board in September 1998.

        Each grant under the Director Plan permits the holder to purchase from the Company 1,000 shares of Common Stock at the fair market value of such shares on the date the option was granted. Such options vest beginning one year from the date of grant in equal amounts over the next three years. In the event that a person granted options under the Director Plan ceases to be a director for any reason other than death or disability or in connection with a Change of Control (as defined in the Director Plan), each option not vested as of the effective date of termination as a director shall, to the extent not so vested, be forfeited and revert back to the Company.

EMPLOYMENT AGREEMENTS

        Effective as of January 1, 1998, the Company and Mr. Robinette entered into an employment agreement that superceded the employment agreement between the Company and Mr. Robinette dated September 6, 1994. Pursuant to such agreement, Mr. Robinette continues to be employed as President and Chief Executive Officer of the Company and receives a salary of $400,000 per year. Under the terms of the agreement, Mr. Robinette is furnished with the use of a Company automobile, participation in group health, term life insurance and other employee benefit plans available to other executive personnel. He is eligible for four weeks paid vacation in each calendar year. Mr. Robinette will also be entitled to receive a bonus at the end of each calendar year of equal to 70% of his annual base salary if the Company meets its annual budget for such year under the Company's bonus plan; however, if the Company exceeds its annual budget and meets certain other targets under the bonus plan, Mr. Robinette will be entitled to receive a bonus of up to a maximum of 105% of his base salary. Mr. Robinette is also able to participate in the Company's Profit Sharing and Savings Retirement Plan, Long Term Incentive Plan and the Deferred Compensation Plan.

        On March 11, 1997, the Company and Mr. Lahr entered into an employment agreement. Pursuant to the agreement, Mr. Lahr receives an annual base salary of $225,000 and a deferred signing bonus of $112,500 for 1997 which was paid in 1998. Under the terms of the agreement, Mr. Lahr is furnished with the use of a Company automobile and is eligible to participate in group health, term life insurance and other employee benefit plans available to other executive personnel. He is eligible for four weeks paid vacation in each calendar year. He is also eligible to participate in the Company's bonus plan. Pursuant to his employment agreement, Mr. Lahr was awarded an option to purchase 100,000 shares of Common Stock at an exercise price of $6.625 that was equal to the fair market value on the date of grant.

        On March 21, 1997, the Company and Mr. Olson entered into an employment agreement. Pursuant to the agreement, Mr. Olson receives an annual base salary of $140,000 and a deferred signing bonus of $50,000 for 1997 which was paid in 1998. Under the terms of the agreement, Mr. Olson is furnished with the use of a Company automobile and is eligible to participate in group health, term life insurance and other employee benefit plans available to other executive personnel. He is eligible for four weeks paid vacation in each calendar year. He is also eligible to participate in the Company's bonus plan. Pursuant to his employment agreement, Mr. Olson was awarded stock options representing the right to purchase 50,000 shares of Common Stock at an exercise price of $6.625 that was equal to the fair market value on the date of grant.

        On November 23, 1996, the Company and Mr. Greenly entered into an employment agreement. Pursuant to the agreement, Mr. Greenly received an annual base salary of $200,000. Under the terms of the agreement, Mr. Greenly was furnished with the use of a Company automobile and permitted to participate in group health, term life insurance and other employee benefit plans available to other executive personnel. He was eligible for four weeks paid vacation in each calendar year. He was also eligible to participate in the Company's bonus plan. In addition, Mr. Greenly received a signing bonus of $20,000 in 1996. Pursuant to his employment agreement, Mr. Greenly was awarded stock options representing the right to purchase 90,000 shares of Common Stock at an exercise price of $7.00 that was equal to the fair market value on the date of grant. In connection with the sale of substantially all of the assets of the manufacturing business of the Company, Mr. Greenly's employment with the Company terminated effective March 13, 1998. In connection with such sale Mr. Greenly received certain cash payments and the continuation of certain benefits for a limited period of time after termination of employment. See "Summary Compensation Table" above. Also in connection with such sale, the Company and Mr. Greenly entered into an amendment to Mr. Greenly's option agreement whereby his options that were vested as of the date of termination did not expire upon termination, but continued in effect until March 2, 1999. All of such options expired on March 2, 1999 without having been exercised.

SEVERANCE PLANS

        The Company has adopted a Chief Executive Officer Severance Plan (the "CEO Plan") for Mr. Robinette and an Executive Severance Plan (the "Executive Plan") for Messrs. Lahr, Braun and Olson. The CEO Plan provides for severance benefits in the event a participant's employment is involuntarily terminated for any reason other than cause, or where a participant voluntarily terminates for certain prescribed reasons outlined in the CEO Plan. Under the CEO Plan, if the participant's employment is terminated, the participant will receive severance pay equal to two times (a) the sum of the participant's base salary and (b) the greater of (i) the average annual bonus earned in the three fiscal years prior to the date of the termination and (ii) the target annual bonus established for the year in which the effective date of termination occurs. Upon a qualifying termination of employment, the participant will also receive a pro rata targeted annual bonus for the year of termination. Under the CEO Plan, a participant whose employment is terminated under the CEO Plan's provisions is also eligible to receive certain of those fringe benefits he had received prior to his termination until the participant and his spouse reach the age of 70 or become eligible for Medicare, whichever is earlier. If, during the six months prior to or within a year following a Change in Control (as defined in the CEO Plan), the participant's employment is terminated under certain circumstances, he will be paid a severance benefit equal to three times the sum of (a) his annual base salary and (b) the greater of (i) the average annual bonus earned in the three fiscal years prior to the date of the termination and (ii) the target annual bonus established for the year in which the participant's effective date of termination occurs. Also, upon such a termination of employment in connection with a Change in Control, the participant will receive a pro rata targeted annual bonus for the year of termination. Further, the participant would be entitled to receive any unused or accrued vacation pay, and would be eligible to receive certain of those fringe benefits he had received prior to his termination until the participant and his spouse attain age 70 or become entitled to Medicare, whichever is earlier. In the event that the severance benefits under the CEO Plan exceed the "golden parachute" excise tax limit set forth in Section 280G of the Internal Revenue Code, the participant is entitled to receive an additional cash gross-up payment so that the net amount retained by the participant after the imposition of such excise tax is equal to the amount of severance benefits due him under the CEO Plan.

        The Executive Plan provides for severance benefits in the event a participant's employment is involuntarily terminated for any reason other than cause, or where a participant voluntarily terminates for certain prescribed reasons outlined in the Executive Plan. If the participant's employment is terminated, the participant will receive severance pay equal to one times the sum of (a) the participant's base salary and (b) the greater of (i) the average annual bonus earned in the three fiscal years prior to the date of the termination and (ii) the target annual bonus established for the year in which the participant's effective date of termination occurs. Upon a qualifying termination of employment the participant will also receive a pro rata targeted annual bonus for the annual year of termination. A participant whose employment is terminated in accordance with the terms of the Executive Plan is also eligible to receive those fringe benefits he had received prior to his termination for one full year. If, during the six months prior to or within a year following a Change in Control (as defined in the Executive Plan), the participant's employment is terminated, under certain circumstances, the participant would be paid a severance benefit equal to two times the sum of (a) his annual base salary and (b) the greater of (i) the average annual bonus earned in the three fiscal years prior to the date of the termination and (ii) the target annual bonus established for the year in which the effective date of termination occurs. Also, upon such a termination of employment in connection with a Change in Control, the participant will receive a pro rata targeted annual bonus for the year of termination. Further, the participant would receive any unused or accrued vacation pay, and would be eligible to receive certain of those fringe benefits he had received prior to his termination for a period of twenty-four months. In order to avoid the imposition of excise taxes, participants' benefits are capped at the "golden parachute" excise tax limit set forth in Section 280G of the Internal Revenue Code (unless removing the cap results in a greater after-tax benefit to the participant).

        In exchange for the severance benefit provided under the CEO Plan and the Executive Plan, as the case may be, the covered executive, for a period of twenty-four calendar months after termination is subject to non-disclosure, non-competition and no-raid agreements. The CEO Plan and the Executive Plan supersede any previous severance agreements between the Company and its executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee currently consists of Messrs. Hawley, Marks and Haas. Mr. Hawley is an officer of the Company and may be considered an employee of the Company. In 1998, the Company paid Mr. Hawley a chairman's fee of $100,000 which he is entitled to receive annually. No other executive officer of the Company served as: (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of the Board of Directors of the Company; (ii) a director of another entity, one of whose executive officers served on the Board of Directors of the Company; or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 19, 1999 the number of shares of Common Stock owned beneficially, to the knowledge of the Company, by each beneficial owner of more than 5% of the Common Stock, by each director, by each Named Executive Officer, and by all executive officers and directors of the Company as a group. Unless otherwise indicated in a footnote, each person listed in the table possesses sole voting and investment power with respect to the shares indicated.


       NAME AND ADDRESS OF                              NUMBER         PERCENTAGE OF
       BENEFICIAL OWNER                                OF SHARES        COMMON STOCK
       --------------------                            ---------        -------------
        Heartland Advisors, Inc.                     2,059,900  (1)          19.9
           790 North Milwaukee Street
           Milwaukee, WI  53202

        The Parnassus Fund                           1,000,000                9.7
           One Market
           Steuart Tower - Suite #1600
           San Francisco, CA  94105

        Franklin Resources, Inc.                       749,800  (2)           7.2
           Franklin Advisory Services, Inc.
           901  Mariners   Island  Blvd,  6th Floor
           San Mateo, CA 94404

        James J. Cramer                                725,500  (3)           7.0
           J.J. Cramer & Co.
           100 Wall Street
           New York, NY 10005

        Dimensional Fund Advisors Inc.                 719,900  (4)           7.0
           1299 Ocean Avenue
           11th Floor
           Santa Monica, CA  90401

        Frank J. Hawley, Jr.                           125,122                1.2

        Howard G. Haas                                   9,500  (5)           *

        Larry R. Robinette                               8,800                *

        John S. Crowley                                  5,000  (6)           *

        Edward T. Tokar                                  4,000  (7)           *

        Darrell J. Olson                                 5,000                *

        Mitchell J. Lahr                                 2,000                *

        All Directors and Executive Officers           159,822  (8)           1.5
           as a group
           (9 persons)


*    Number equals less than one percent (1%) of outstanding shares of Common
     Stock.

(1) Based on information filed with the Securities and Exchange Commission, Heartland Advisors, Inc. has sole voting power with respect to 1,167,900 shares and dispositive power with respect to 2,059,000 shares.

(2) Based on information filed with the Securities and Exchange Commission, Franklin Advisory Services, Inc. has sole voting power with respect to 220,000 shares and sole dispositive power with respect to 749,800 shares

(3) Based on information filed with the Securities and Exchange Commission, J.J. Cramer & Co. has sole voting power with respect to 725,500 shares and sole dispositive power with respect to 725,500 shares.

(4) Based on information filed with the Securities and Exchange Commission, Dimensional Fund Advisors Inc. has sole voting power with respect to 719,900 shares and sole dispositive power with respect to 719,900 shares.

(5) This amount includes 5,000 shares of Common Stock as to which Mr. Haas has options to purchase which were granted pursuant to the Director Plan and which are currently exercisable or exercisable within 60 days, as well as 4,500 shares owned individually.

(6) This amount consists of 5,000 shares of Common Stock as to which Mr. Crowley has options to purchase which were granted pursuant to the Director Plan and which are currently exercisable or exercisable within 60 days.

(7) This amount represents 2,000 shares of Common Stock as to which Mr. Tokar has options to purchase which were granted pursuant to the Director Plan and which are currently exercisable or exercisable within 60 days, as well as 2,000 shares owned individually.

(8) This amount represents the aggregate amount of 159,822 shares of Common Stock as to which all executive officers and directors as a group have options to purchase and which are currently exercisable or exercisable within 60 days, as well as shares owned or beneficially owned individually.

        On March 10, 1999, Morgan entered into an Agreement of Merger with Andersen Windows and its wholly-owned subsidiary, Andersen Sub, pursuant to which Andersen Sub and Morgan will be merged, resulting in Morgan, as the surviving corporation, becoming a wholly-owned subsidiary of Andersen Windows. The consideration to be received by Morgan's stockholders in the Merger will be $4.00 per share of Morgan common stock, subject to adjustment until the effective date of closing, under certain limited circumstances. The Merger is subject to, among other things, approval of the stockholders of Morgan and the applicable regulatory agencies.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In the third quarter of 1998, the Company engaged Indian River Consulting Corporation ("Indian River") to assist the Company in evaluating the Adam acquisition, including the development of strategies to be used in integrating the Company's and Adam's systems and employee forces. Mr. J. Michael Marks, a member of the Company's board of directors, is the sole owner of Indian River. There is no agreement governing the engagement of Indian River by the Company, which is done on a purchase order basis. In 1998, the Company paid Indian River approximately $36,000 for its services and, in 1999, as of March 15, 1999, the Company has paid approximately $82,000 in charges for such services rendered by Indian River. The Company believes that all such transactions with Indian River have been conducted on an arm's-length basis. See also "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following financial statements and financial statement schedule of Morgan are included in this Report:



                                                                                            PAGE
                                                                                            -----
1.      FINANCIAL STATEMENTS:

            Report of Independent Accountants..........................................

            Consolidated Income Statements for the years ended December 31, 1998, 1997 and 1996...................................................................

            Consolidated Balance Sheets at December 31, 1998 and 1997..................

            Consolidated Statements of Cash Flows for the years ended December 31, 1998,
            1997 and 1996..............................................................

            Consolidated Statements of Stockholders' Equity for the years ended December
            31, 1998, 1997 and 1996....................................................

            Notes to Consolidated Financial Statements.................................

2.      FINANCIAL STATEMENT SCHEDULE:

            Schedule II - Valuation and Qualifying Accounts for the years ended December
            31, 1998, 1997 and 1996....................................................


        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:

    EXHIBIT
    NUMBER                         DESCRIPTION
    ------                         -----------


        3.1 Morgan's Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1987 (Commission File No. 0-13911)).

        3.2 By-laws of Morgan, as amended (incorporated by reference to Exhibit 3.2 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1987 (Commission File No. 0-13911)).

       10.1 Amended and Restated Loan and Security Agreement among Morgan, the lender parties thereto and Fleet Capital Corporation as agent for the lenders, dated as of February 3, 1998 (incorporated by reference to Exhibit 99 to Morgan's Current on Form 8-K filed February 17, 1998 (Commission File No. 1-9843)).

       10.2 First Amendment to Amended and Restated Loan and Security Agreement, dated April 20, 1998, among Morgan, the lender parties thereto and Fleet Capital Corporation as agent for the lenders, dated as of February 3, 1998. (incorporated by reference to Exhibit 10.1 to Morgan's Quarterly Report on Form 10-Q for the First Quarter of the Fiscal Year ended December 31, 1998 (Commission File No.1-9843)).

       10.3 Second Amendment to the Amended and Restated Loan and Security Agreement dated as of February 22, 1999 by and among Morgan Products Ltd., the Lenders party thereto and Fleet Capital Corporation, as agent for the Lenders. (incorporated by reference to Exhibit 99 to Morgan's Current Report on Form 8-K dated February 19, 1999 (Commission File No. 1-9843)).

     + 10.4 Mortgage and Security Agreement with Assignment of Rents, dated as of December 1, 1991, from Morgan to Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.18 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1991 (Commission File No. 1-9843)).

     + 10.5 Employment Agreement between Morgan and Larry R. Robinette dated as of January 1, 1998 (incorporated by reference to Exhibit 10.5 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

     + 10.6 Morgan Products Ltd. Executive Severance Plan dated October 1997 (incorporated by reference to Exhibit 10.6 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

     + 10.7 Amended 1994 Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.14 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).

     + 10.8 Morgan Products Ltd. 1992 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 10.19 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1992 (Commission File No. 1-9843)).

     + 10.9 Morgan's 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.19 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1994 (Commission File No. 1-9843)).

       10.10 Morgan's 1988 Stock Purchase Plan (incorporated by reference to the Appendix to the Prospectus contained in Post-Effective Amendment No. 1 to Morgan's Registration Statement on Form S-8 (Registration No. 33-23882)).

     + 10.11 Morgan Products Ltd. Chief Executive Officer Severance Plan dated October 1997 (incorporated by reference to Exhibit 10.11 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

     + 10.12 Amendments dated May 17, 1995 to Morgan's 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

     + 10.13 Amendments dated December 20, 1995 to the Morgan Products Ltd. Deferred Compensation Plan (incorporated by reference to Exhibit
               10.19 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       10.14 Agreement between Morgan Distribution, Mechanicsburg, Pennsylvania and the United Steelworkers of America, AFL-CIO-CLC, Local 7415, dated February 18, 1995 (incorporated by reference to
               Exhibit 10.20 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       10.15 Agreement between Morgan Distribution, Shawnee, Kansas, and Building Material, Excavating, Heavy Haulers, Drivers, Helpers and Warehousemen, Local No. 541, Kansas City, Missouri, affiliated with the International Brotherhood of Teamsters, dated April 1, 1995 (incorporated by reference to Exhibit 10.21 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       10.16 Agreement between Morgan Products Ltd., Decatur, Illinois, and the International Brotherhood of Teamsters, AFL-CIO, Local 279, dated July 15, 1995 (incorporated by reference to Exhibit 10.24 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       10.17 Agreement between Morgan Distribution, Birch Run, Michigan, and the International Brotherhood of Teamsters, Local 486, dated November 4, 1995 (incorporated by reference to Exhibit 10.25 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

     + 10.18 Form of Indemnification Agreement, dated November 3, 1994, between Morgan and e Larry R. Robinette and Edward T. Tokar (incorporated by reference to Exhibit 10.26 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843))

       10.19 Lease for office space in Williamsburg, Virginia, between Morgan and Jim Griffith Builder, Inc. dated March 2, 1995 and amended October 3, 1995 (incorporated by reference to Exhibit 10.28 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       10.20 Office lease for Morgan Manufacturing Division Office in Oshkosh, Wisconsin, dated October 13, 1995 (incorporated by reference to
               Exhibit 10.30 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       10.21 Letter Agreement, dated December 1994, between each of Morgan's eleven distribution centers and Andersen Windows, Inc. (incorporated by reference to Exhibit 10.31 of Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995 (Commission File No. 1-9843)).

       10.22 Purchase agreement with JELD-WEN, inc. for the Lexington, North Carolina door manufacturing facility (incorporated by reference to Exhibit 10.1 of Morgan's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).

       10.23 Agreement between Local 705, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, AFL-CIO, and Morgan Distribution at West Chicago, Illinois, dated January 13, 1996 (incorporated by reference to Exhibit 10.2 of Morgan's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).

       10.24 Asset Purchase Agreement dated as of July 22, 1996 by and among Morgan Products Ltd.; Tennessee Building Products, Inc.; Titan Building Products, Inc.; James Fishel; and James Schulman (incorporated by reference to Exhibit 10.3 of Morgan's Quarterly Report on Form 10-Q/A-1 for the Second Quarter of the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).

       10.25 Agreement between United Paperworkers International Union, Region IX, AFL-CIO, Local No. 7828, Decatur, Illinois dated January 2, 1996 (incorporated by reference to Exhibit 6 of Exhibit 6 of Morgan's Current Report on Current Report on Form 8-K filed September 26 1996 (Commission File No. 1-9843)).

     + 10.26 Non-Competition Agreement by and among Morgan; Tennessee Building Products, Inc.; Titan Building Products, Inc.; James Fishel; James Schulman and John Whipple dated August 30, 1996 (incorporated by reference to Exhibit 7 of Morgan's Current Report on Form 8-K filed September 26 1996 (Commission File No. 1-9843)).

       10.27 Lease Agreement by and between Titan Building Products, Inc. and Sunbelt Properties for property located at 37-A Freedom Court, Greer, South Carolina, dated February 15, 1995 (incorporated by reference to Exhibit 8 of Morgan's Current Report on Form 8-K filed September 26, 1996 (Commission File No.
               1-9843)).

       10.28 Lease Agreement by and between Titan Building Products, Inc. and SCI NC Limited Partnership for property located at 1407-A Westinghouse Blvd., Charlotte, North Carolina, dated February 15, 1995 (incorporated by reference to Exhibit 9 of Morgan's Current Report on Form 8-K filed September 26 1996 (Commission File No. 1-9843)).

       10.29 Lease Agreement by and between Morgan and F&S Properties for property located at Foster and Glenrose Avenue, Nashville, Tennessee, dated August 30, 1996 (incorporated by reference to
               Exhibit 10 of Morgan's Current Report on Form 8-K filed September 26 1996 (Commission File No. 1-9843)).

       10.30 Lease Agreement by and between Morgan and F&S Properties for property located at 651 Thompson Lane, Nashville, Tennessee, dated August 30, 1996 (incorporated by reference to Exhibit 11 of Morgan's Current Report on Form 8-K filed September 26 1996 (Commission File No. 1-9843)).

       10.31 Lease Agreement by and between Morgan and F&S Properties for property located at 2131 Polymer Drive, Chattanooga, Tennessee, dated August 30, 1996 (incorporated by reference to Exhibit 12 of Morgan's Current Report on Form 8-K filed September 26 1996 (Commission File No. 1-9843)).

       10.32 Agreement between Morgan Distribution, Scranton, Pennsylvania and Teamsters Local Union 229, affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, dated January 27, 1996 (incorporated by reference to
               Exhibit 10.49 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).

     + 10.33 Amendment to Morgan's 1985 Incentive Stock Option Plan approved by the Board of Directors on September 30, 1996 (incorporated by reference to Exhibit 10.50 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).

       10.34 Amendment #3, dated April 26, 1996, to exercise Morgan's option to extend through 2001, its lease of office and warehouse in West Chicago, Illinois (incorporated by reference to Exhibit 10.52 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).

       10.35 Amendment #2, dated August 12, 1996, to exercise Morgan's option to extend through 2001, its lease of warehousing in West Columbia, South Carolina (incorporated by reference to Exhibit
               10.53 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996 (Commission File No. 1-9843)).

     + 10.36 Employment agreement between Morgan and Mitchell J. Lahr dated March 11, 1997 (incorporated by reference to Exhibit 10.1 to Morgan's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

     + 10.37 Employment agreement between Morgan and Darrell J. Olson dated March 21, 1997 (incorporated by reference to Exhibit 10.2 to Morgan's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

     + 10.38 Form of Indemnification Agreement, dated April 7, 1997, between Morgan and Mitchell J. Lahr (incorporated by reference to Exhibit
               10.3 to Morgan's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

     + 10.39 Form of Indemnification Agreement, dated April 14, 1997, between Morgan and Darrell J. Olson (incorporated by reference to Exhibit
               10.4 to Morgan's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

       10.40 Lease, dated March 7, 1997, between Morgan and BR/NO LA. Properties, LLC for warehousing for a five year term in Baton Rouge, Louisiana (incorporated by reference to Exhibit 10.7 to Morgan's Quarterly Report on Form 10-Q for the Second Quarter of the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

       10.41 Asset Purchase Agreement dated as of July 15, 1997 by and among Morgan Products Ltd., Wahlfeld Manufacturing Company and Ted Wahlfeld and John Wahlfeld, as amended on July 18, 1997 and July 25, 1997 (incorporated by reference to Exhibit 1 to Morgan's Current Report on Form 8-K dated August 8, 1997 (Commission File No. 1-9843)).

       10.42 Asset Purchase Agreement dated as of February 2, 1998 by JELD-WEN, inc. and Morgan Products Ltd. (incorporated by reference to Exhibit 2 to Morgan's Current Report on Form 8-K dated February 17, 1998 (Commission File No. 1-9843)).

       10.43 Supply Agreement, dated February 2, 1998, between JELD-WEN, inc. and Morgan (incorporated by reference to Exhibit 10.4 to Morgan's Quarterly Report on Form 10-Q for the First Quarter of the Fiscal Year ended December 31, 1998 (Commission File No. 1-9843)).

       10.44 Lease Agreement between Morgan and Security Capital Industrial Trust for property located at Denver Business Center #1, 11101-A East 53rd Avenue, Denver, Colorado, dated April 15, 1997 (incorporated by reference to Exhibit 10.53 to Morgan's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997 (Commission File No. 1-9843)).

       10.45 Asset Purchase Agreement dated December 22, 1998 by and among Morgan Products Ltd., Adam Wholesalers, Inc. and certain subsidiaries of Adam Wholesalers, Inc. (incorporated by reference to Exhibit 2 to Morgan's Current Report on Form 8-K dated February 19, 1999 (Commission File No. 1-9843)).

     * 10.46 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers, Inc. a/k/a Adam Wholesalers Corporate dated September 1, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers, Corporate dated February 19, 1999.

     * 10.47 Lease by and between Thurner Hatfield & Thurner and Adam Wholesalers of Toledo, Inc. a/k/a/ Adam Wholesalers, Toledo dated January 1, 1990 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Thurner Hatfield & Thurner and Adam Wholesalers of Toledo, Inc. dated February 19, 1999.

     * 10.48 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Dayton, Inc. a/k/a Adam Wholesalers, Dayton dated April 1, 1993 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Dayton, Inc. dated February 19, 1999.

     * 10.49 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Cincinnati, Inc. a/k/a Adam Wholesalers, Cincinnati dated September 1, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Cincinnati, Inc. dated February 19, 1999.

     * 10.50 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Woodbury Heights, Inc. a/k/a Adam Wholesalers, Woodbury dated October 1, 1994 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Woodbury Heights, Inc. dated February 19, 1999.

     * 10.51 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Denver, Inc. a/k/a Adam Wholesalers, Denver dated January 1, 1995 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Denver, Inc. dated February 19, 1999.

     * 10.52 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Indianapolis, Inc. dated May 13, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Indianapolis, Inc. dated February 19, 1999.

     * 10.53 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Virginia, Inc. a/k/a Adam Wholesalers, Virginia dated August 1, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Virginia, Inc. dated February 19, 1999.

     * 10.54 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of St. Louis, Inc. dated May 1, 1994 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of St. Louis, Inc. dated February 19, 1999.

     * 10.55 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Phoenix, Inc. a/k/a Adam Wholesalers, Phoenix dated January 1, 1993 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Phoenix, Inc. dated February 19, 1999.

     * 10.56 Lease by and between Adam Wholesalers, Inc. and Adam Wholesalers of Nitro, Inc. dated January 1, 1995 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Nitro, Inc. dated February 19, 1999.

     * 10.57 Lease by and between Pine Acre Investments, Inc. and Adam Wholesalers of Carlisle, Inc. dated August 1, 1991.

     * 10.58 Lease by and between C-S-K Louisville and Allied Sash and Door, Inc., as amended, dated April 1, 1990.

     * 10.59 Lease by and between Mamco Millworks of New York, Inc. a/k/a/ Adam Wholesalers of Kirkwood, Inc., as modified, dated September 9, 1985.

     * 10.60 Amendment to Supply Agreement dated October 5, 1998 between Morgan and JELD-WEN, inc.

     * 23.1    Financial Data Schedule

     * 27.1    Consent of PricewaterhouseCoopers LLP.

        --------------------------------
        * Filed herewith.
        + Management contract or compensatory plan or arrangement.


        (b) REPORTS ON FORM 8-K:

               The Company filed no current reports on Form 8-K with the Securities Exchange Commission during the last quarter of the period covered by this Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Morgan has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MORGAN PRODUCTS LTD.


                                     By    /s/   Mitchell J. Lahr
                                        --------------------------------
                                                Mitchell J. Lahr
                                           Vice President, Chief Financial
                                               Officer and Secretary
MARCH 30, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Morgan and in the capacities and on the dates indicated.



                SIGNATURES                              TITLE                     DATE


         /s/  Frank J. Hawley, Jr.              Chairman of the Board        March 30, 1999
-----------------------------------------           and Director
              Frank J. Hawley, Jr.


          /s/  Larry R. Robinette             President, Chief Executive     March 30, 1999
-----------------------------------------        Officer and Director
               Larry R. Robinette           (Principal Executive Officer)



           /s/  Mitchell J. Lahr                Vice President, Chief        March 30, 1999
-----------------------------------------       Financial Officer and
                Mitchell J. Lahr                      Secretary
                                             (Principal Financial Officer
                                               and Principal Accounting
                                                       Officer)

           /s/  John S. Crowley                        Director              March 30, 1999
-----------------------------------------
                John S. Crowley

            /s/  Howard G. Haas                        Director              March 30, 1999
-----------------------------------------
                 Howard G. Haas

           /s/  J. Michael Marks                       Director              March 30, 1999
-----------------------------------------
                J. Michael Marks

           /s/  Edward T. Tokar                        Director              March 30, 1999
-----------------------------------------
                Edward T. Tokar

                        CONSOLIDATED FINANCIAL STATEMENTS

                              MORGAN PRODUCTS LTD.



                                    CONTENTS





Report of Independent Accountants..........................................

Consolidated Income Statements for the years ended December 31, 1998, 1997 and 1996................................................................

Consolidated Balance Sheets at December 31, 1998 and 1997..................

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
1997 and 1996..............................................................

Consolidated Statements of Stockholders' Equity for the years ended December
31, 1998, 1997 and 1996....................................................

Notes to Consolidated Financial Statements.................................

Schedule II - Valuation and Qualifying Accounts for the years ended December
31, 1998, 1997 and 1996 ...................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Stockholders of Morgan Products Ltd.



In our opinion, the consolidated financial statements listed in the index appearing under 14(a)(1) present fairly, in all material respects, the financial position of Morgan Products Ltd. at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule listed in the index appearing under 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 2, 1999, except for Note 6, as to which the date is February 19, 1999 and Note 13, as to which the date is March 10, 1999

                              MORGAN PRODUCTS LTD.

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)



                                                                      Year Ended December 31,
                                                            -----------------------------------------
                                                                 1998          1997           1996
                                                            -----------------------------------------


Net sales................................................... $383,151       $412,249      $373,345
Cost of goods sold..........................................  328,569        353,909       317,917
                                                             ---------------------------------------
    Gross profit............................................   54,582         58,340        55,428
                                                             ---------------------------------------
Operating expenses:
    Sales and marketing.....................................   38,843         41,377        35,687
    General and administrative..............................   12,793         14,947        11,793
    Loss on sale of manufacturing ..........................
       operations (Note 2)..................................        -         12,416         -
    Restructuring and reorganization (Note 3) ..............        -          5,830         4,712
                                                             ---------------------------------------
                                                               51,636         74,570        52,192
                                                             ---------------------------------------

Operating income (loss).....................................    2,946        (16,230)        3,236
                                                             ---------------------------------------
Other income (expense):
    Interest, net...........................................   (2,427)        (4,999)       (3,485)
    Other...................................................      378            332           220
                                                             ---------------------------------------
                                                               (2,049)        (4,667)       (3,265)
                                                             ---------------------------------------

Income (loss) before income taxes...........................      897        (20,897)          (29)
Benefit for income taxes....................................     (104)             -          (327)
                                                             ---------------------------------------

Net income (loss)........................................... $  1,001       $(20,897)     $    298
                                                             ---------------------------------------

Basic earnings per common share............................. $   0.10       $  (2.03)     $   0.03
                                                             ---------------------------------------

Diluted earnings per common share........................... $   0.10       $  (2.03)     $   0.03
                                                             ---------------------------------------





    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares outstanding)



                                                                  December 31,
                                                          ------------------------
ASSETS                                                       1998            1997
                                                          ------------------------


CURRENT ASSETS
    Cash and cash equivalents ..........................   $   3,650    $   4,197
    Accounts receivable (less allowances of $750 in 1998
       and $921 in 1997) ...............................      31,594       28,743
    Inventories (Note 4) ...............................      34,290       40,533
    Assets held for sale (Note 2) ......................        --         32,285
    Other current assets ...............................         507          558
                                                           ------------------------
        Total current assets ...........................      70,041      106,316
                                                           ------------------------
PROPERTY, PLANT AND EQUIPMENT, net (Note 5) ............       8,274        9,354
GOODWILL, NET (Note 1) .................................       6,222        6,562
OTHER ASSETS (Note 1) ..................................       7,926        6,544
                                                           ------------------------
    TOTAL ASSETS .......................................   $  92,463    $ 128,776
                                                           ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt (Note 6) ......   $   1,196    $   1,213
    Accounts payable ...................................      16,725       13,151
    Accrued compensation and employee benefits .........       3,299        8,729
    Accrued customer rebates ...........................       2,361          707
    Other current liabilities ..........................       1,807        5,192
                                                           ------------------------
        Total current liabilities ......................      25,388       28,992
                                                           ------------------------
LONG-TERM DEBT (Note 6) ................................      23,632       57,353
                                                           ------------------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 8):
    Common stock, $.10 par value, 10,360,540 and
       10,357,808 shares outstanding, respectively .....       1,036        1,036
    Paid-in capital ....................................      43,424       43,413
    Accumulated deficit ................................        (969)      (1,970)
                                                           ------------------------
                                                              43,491       42,479
    Treasury stock, 2,386 shares, at cost ..............         (48)         (48)
                                                           ------------------------
        Total stockholders' equity .....................      43,443       42,431
                                                           ------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $  92,463    $ 128,776
                                                           ------------------------




    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                                     Year Ended December 31,
                                                             -------------------------------------
                                                                1998          1997         1996
                                                             -------------------------------------

CASH GENERATED (USED) BY OPERATING ACTIVITIES:
    Net income (loss) .................................      $  1,001       $(20,897)      $    298
    Add (deduct) noncash items included in income:
        Depreciation and amortization .................         2,157          4,170          3,571
        Provision for doubtful accounts ...............            10            248            139
        Loss on sale of manufacturing operations ......          --           12,416           --
        Provision for restructuring and reorganization           --              732            881
        (Gain) loss on sale of property, plant
        and equipment .................................           (55)          (125)            58
        Other .........................................          --              148            234
    Cash generated (used) by changes in components of
      working capital, net of effects of acquisition
      of businesses:
        Accounts receivable ...........................        (2,436)         1,605         (5,081)
        Inventories ...................................         6,243         13,097        (12,747)
        Accounts payable ..............................         3,574         (4,394)         6,450
        Other working capital .........................        (4,914)        (2,886)        (1,706)
                                                               -------------------------------------
NET CASH GENERATED (USED) BY OPERATING ACTIVITIES .....         5,580          4,114         (7,903)
                                                               -------------------------------------
CASH GENERATED (USED) BY INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment ......          (957)        (2,319)        (3,912)
    Acquisition of Tennessee Building Products, Inc. ..          --           (2,197)       (15,680)
    Acquisition of Wahlfeld Manufacturing Company .....          --           (4,959)          --
    Proceeds from disposal of property, plant
     and equipment ....................................           230            184          4,654
    Proceeds from sale of manufacturing operations ....        30,957           --             --
    Proceeds from surrender of life insurance policies           --             --              925
    Acquisition of other assets, net ..................        (2,630)          (876)        (1,598)
                                                              -------------------------------------
NET CASH GENERATED (USED) BY INVESTING ACTIVITIES .....        27,600        (10,167)       (15,611)
                                                               -------------------------------------
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
    Proceeds from long-term debt ......................          --            9,131         13,018
    Repayments of long-term debt ......................       (33,738)        (1,545)        (1,788)
    Common stock issued for cash ......................            11          1,197          8,616
                                                              -------------------------------------
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES .....       (33,727)         8,783         19,846
                                                              -------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..          (547)         2,730         (3,668)
CASH AND CASH EQUIVALENTS:
    Beginning of period ...............................         4,197          1,467          5,135
                                                              -------------------------------------
    End of period .....................................      $  3,650       $  4,197       $  1,467
                                                              -------------------------------------

CASH PAID (RECEIVED) DURING THE YEAR FOR:
    Interest ..........................................      $  2,791       $  5,245       $  3,789
    Income taxes ......................................          (147)           (16)          (192)
NON-CASH INVESTING ACTIVITIES:
    Assets acquired under capital lease ...............      $   --         $    967       $  1,505


    The accompanying notes are an integral part of the financial statements.

                                     MORGAN PRODUCTS LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)



                                                               RETAINED                       UNEARNED
                                                               EARNINGS                     COMPENSATION-
                                    COMMON        PAID-IN    (ACCUMULATED    TREASURY        RESTRICTED
                                    STOCK         CAPITAL      DEFICIT)        STOCK            STOCK
                                   ----------------------------------------------------------------------

Balance at December 31, 1995 ...    $    865      $ 33,771      $ 18,629       $    (48)      $   (382)

Net income .....................        --            --             298           --             --

Public offering of stock .......         150         8,452          --             --             --

Amortization of unearned
 compensation ..................        --            --            --             --              234

Exercise of options ............        --              14          --             --             --

                                   ----------------------------------------------------------------------

Balance at December 31, 1996 ...       1,015        42,237        18,927            (48)          (148)

Net loss .......................        --            --         (20,897)          --             --

Amortization of unearned
 compensation ..................        --            --            --             --              148

Exercise of options ............          21         1,176          --             --             --

                                   ----------------------------------------------------------------------
Balance at December 31, 1997....       1,036        43,413        (1,970)           (48)          --

NET INCOME .....................        --            --           1,001           --             --

EXERCISE OF OPTIONS ............        --              11          --             --             --
                                   ----------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998 ...    $  1,036      $ 43,424      $   (969)      $    (48)      $   --
                                   ----------------------------------------------------------------------




    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


        DESCRIPTION OF BUSINESS - Morgan Products Ltd. ("Morgan" or the "Company") distributes products (virtually all considered to be millwork) to the residential and light commercial building materials industry for new construction and improvements, maintenance and repairs. As further discussed in
Note 2 to Consolidated Financial Statements, Morgan sold substantially all of the operating assets of Morgan Manufacturing ("Manufacturing") on February 2, 1998.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of those instruments. The fair value of the Company's long-term debt is discussed in Note 6 to Consolidated Financial Statements.

        INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost and depreciated on a straight line basis over the estimated useful lives of the assets, which generally range from 35 years for buildings, 10 to 20 years for building and improvements, and 5 to 10 years for machinery and equipment. Expenditures which substantially increase value or extend useful life are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

        INTANGIBLES - Goodwill, which represents the excess of the fair market value over the net tangible and identified intangible assets acquired, is being amortized on a straight-line basis over 25 years. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $.5 million and $.3 million, respectively. Other intangible assets included in other assets include computer software, covenants not to compete, and deferred debt issue costs. Intangible assets are being amortized over their respective estimated useful lives from 3 to 5 years. Accumulated amortization of other intangibles at December 31, 1998 and 1997 was $.6 million and $.5 million, respectively.

        LONG-LIVED ASSETS - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the asset to the carrying amount, including associated intangible assets. Measurement of any impairment loss would be based on discounted operating cash flows.

        REVENUE RECOGNITION - The Company recognizes revenue at the time products are shipped to customers or as services are performed.

        ADVERTISING AND PROMOTIONS - All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotions expense, including expense of customer rebates, was $2.6 million in 1998, $2.9 million in 1997, and $2.5 million in 1996.

        EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. A reconciliation of the income and shares used in the computations of basic and diluted earnings per common share follows (in thousands, except per share data):




                                                    Income                           Per Share
                                                   (loss)            Shares           Amount
1998
Basic earnings per share of common stock.....      $  1,001           10,359          $   0.10
Effect of dilutive stock options.............             -               30                 -
                                                ----------------------------------------------
Diluted earnings per share of common stock...      $  1,001           10,389          $   0.10
                                                ----------------------------------------------


1997
Basic earnings per share of common stock.....      $(20,897)          10,280          $  (2.03)
Effect of dilutive stock options.............             -                -                 -
                                                ----------------------------------------------
Diluted earnings per share of common stock...      $(20,897)          10,280          $  (2.03)
                                                ----------------------------------------------



1996
Basic earnings per share of common stock.....      $    298            8,830          $   0.03
Effect of dilutive stock options.............             -               52                 -
                                                ----------------------------------------------
Diluted earnings per share of common stock...      $    298            8,882          $   0.03
                                                ----------------------------------------------



        Options to purchase 725,000 and 831,000 shares of common stock were outstanding during 1998 and 1996, but were not included in the computation of diluted shares because the options' exercise price was greater than the average market price of the common shares.

        Options to purchase 875,000 shares of common stock were outstanding during 1997, but were not included in the computation of diluted shares because the effect of including such options would have been anti-dilutive to the net loss.

        STATEMENT OF CASH FLOWS - The Company considers all investments with a maturity of 91 days or less at the time of purchase to be cash equivalents.

        RECLASSIFICATIONS - Certain reclassifications have been made within the financial statements for the year ended December 31, 1997 to conform to classifications adopted for the year ended December 31, 1998.

NOTE 2  - ACQUISITIONS AND DISPOSITION


        In August 1996, Morgan purchased certain assets and assumed certain liabilities of Tennessee Building Products, Inc. and its subsidiary (collectively, "TBP"), a distributor of windows, doors, kitchen cabinets, and other millwork and glass products for residential buildings for $17.9 million, including $.4 million in acquisition costs. This acquisition has been accounted for as a purchase and the results of the operations of TBP have been included in Morgan's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired was recognized as goodwill and is being amortized over 25 years.

        In the third quarter of 1997, Morgan acquired substantially all of the assets of Wahlfeld Manufacturing Company ("Wahlfeld") for $5.0 million. Morgan consolidated Wahlfeld's operations into two existing facilities. Pro forma results would not materially change the results of operations as presented in the financial statements.

        In the third quarter of 1997, Morgan recorded a loss of $12.4 million relating to the sale of the operating assets of Morgan Manufacturing in Oshkosh, Wisconsin to JELD-WEN, inc. In 1998, Morgan completed that sale for $31.0 million in cash proceeds. Morgan used the proceeds from the sale to reduce its debt.

        The unaudited pro forma information below presents results of operations as if the acquisition of TBP and the sale of Morgan Manufacturing had occurred at January 1, 1996 (in thousands, except per share amounts):


                                                   Year Ended December 31,
                                                   -----------------------
                                                      1997         1996
                                                      ----         ----

        Net sales                                   $346,963     $331,115
        Net income                                     1,413        4,718
        Basic earning per common share                  0.14         0.53
        Diluted earnings per common share               0.14         0.53


        The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the years presented, nor is it necessarily indicative of future operating results.

NOTE 3  - RESTRUCTURING AND REORGANIZATION

        Beginning in 1994, Morgan adopted a comprehensive strategic plan to restore profitability and regain leadership by providing customers with quality products and optimum service at the best price/value relationship. Morgan has taken a series of major initiatives to implement this plan and respond to continuing challenges in the industry.

        During the period of 1994 through 1997, Morgan incurred an aggregate of $20.8 million in restructuring charges. Included in these restructuring charges were the closing of the Springfield, Oregon, Lexington, North Carolina and Weed, California plants and the consolidation of its door manufacturing operations. Additionally, Morgan recorded a $1.1 million reorganization charge in 1997 in connection with the termination of the employment of the Vice President and Chief Financial Officer and Senior Vice President-Human Resources and Administration of Morgan. Such provision covered severance and related payments to these former officers.

        Although Manufacturing had made progress operationally, it was determined in 1997 that Manufacturing was not a strategic fit with Morgan's long-term growth plans. In December 1997, Morgan reached an agreement to sell the operating assets of Manufacturing to JELD-WEN, inc. The sale resulted in a charge to earnings in 1997 of $12.4 million with half the charge related to an asset write-down and half related to the costs of selling the business, including employee severance costs, pension expenses, lease obligations and legal costs.

        The following summarizes the activity related to the restructuring and reorganization reserves (in millions):


                               Reserve at                                          Reserve at
                              December 31,         Utilized         Provision/    December 31,
                                  1995         Cash      Noncash  Reallocation        1996
                              ----------------------------------------------------------------

Employee benefits (1)........   $  1.4       $ (1.3)      $  -      $  .5          $  .6
Inventory (2)................      1.8          (.3)        (1.5)      .1             .1
Fixed assets.................       .4           -           (.4)      .3             .3
Holding and other costs (3)..       .2           -           (.1)       -             .1
Total reserve................   $  3.8       $ (1.6)      $ (2.0)   $  .9          $ 1.1




                               Reserve at                                         Reserve at
                              December 31,          Utilized       Provision/    December 31,
                                  1996         Cash      Noncash  Reallocation        1997
                              ----------------------------------------------------------------

Employee benefits (1)........   $   .6      $   (.9)     $   -      $ 1.1          $   .8
Inventory (2)................       .1           -           -          -              .1
Fixed assets.................       .3           -           -          -              .3
Holding and other costs (3)..       .1           -           -          -              .1
Total reserve................   $  1.1      $   (.9)     $   -      $ 1.1          $  1.3

                               Reserve at                                         Reserve at
                              December 31,         Utilized         Provision/    December 31,
                                  1997         Cash      Noncash  Reallocation        1998
                              ----------------------------------------------------------------

Employee benefits (1)........   $   .8      $   (.9)    $   -       $  .1          $   -
Inventory (2)................       .1           -           (.1)       -              -
Fixed assets.................       .3           -           (.3)       -              -
Holding and other costs (3)..       .1           -           (.1)       -              -
Total reserve................   $  1.3      $   (.9)    $    (.5)   $  .1          $   -


(1)Costs associated with severance, outplacement and future workers compensation claims due to the closing of the Springfield and Lexington facilities, downsizing at Manufacturing and Distribution division offices, and the restructuring of the Corporate Headquarters.

(2)Primarily costs associated with inventory that could not be utilized or costs of reworking inventory for use in other facilities due to the closing of the Springfield, Weed veneer and Lexington facilities.

(3)Costs associated with continuing utility and property taxes due to the closing of the Springfield, Weed veneer, and other facilities.

NOTE 4 - INVENTORIES


        Inventories consisted of the following (in thousands):

                                                     December 31,
                                            -----------------------------
                                               1998                1997
                                            -----------------------------

Raw materials.............................   $  1,490            $  2,016

Finished goods............................     32,800              38,517
                                            -----------------------------
    Total inventories.....................   $ 34,290            $ 40,533
                                            -----------------------------


NOTE 5  - PROPERTY, PLANT AND EQUIPMENT


        Property, plant and equipment consisted of the following (in thousands):

                                                       December 31,
                                               -------------------------
                                                 1998             1997
                                               -------------------------

Land and improvements .......................  $    903       $    903

Buildings and improvements ..................     5,231          4,898

Machinery and equipment .....................    10,930         10,851

Capitalized building and equipment leases ...     6,512          6,513

Less accumulated depreciation ...............   (15,346)       (13,905)

Construction in progress ....................        44             94
                                               -------------------------
    Total property, plant and equipment .....  $  8,274       $  9,354
                                               -------------------------

        At December 31, 1998 and 1997, accumulated amortization relating to capitalized building and equipment leases was approximately $5.2 million and $4.3 million, respectively.

NOTE 6  - LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):

                                                                   December 31,
                                                          -------------- -------------

                                                              1998               1997
                                                          ----------------------------


Revolving credit facilities..........................      $18,686            $45,309

Acquisition term loan................................            -              4,767

Industrial revenue bonds.............................            -              1,300

Obligations under capital leases (Note 7) ...........        4,036              4,566

Obligations under financing leases (Note 7) .........        1,557              2,016

Other................................................          549                608
                                                          -------------- -------------

                                                            24,828             58,566

Less current maturities..............................       (1,196)            (1,213)
                                                          -------------- -------------

     Total long-term debt............................      $23,632            $57,353
                                                          -------------- -------------


        On February 3, 1998, in connection with the sale of Manufacturing, Morgan and their bank group entered into an amended and restated loan and security credit agreement, which provided for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions, and a letter of credit facility of up to $5 million. The amendment also modified certain definitions and restrictive covenants and extended the agreement to February 1, 2001. This credit agreement is collateralized by certain accounts receivable, inventories, equipment, real estate, and general intangibles of the Company. Available borrowings under the facility bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix. Interest on outstanding borrowings currently accrues at the bank's prime rate of interest (7.75% at December 31, 1998) or LIBOR plus one and one-half percent (6.75% at December 31, 1998). The Company also pays an annual commitment fee of .5% on the average unused portion of the revolving credit facility. At December 31, 1998, the weighted average interest rate on the outstanding revolving credit facilities was 7.63%. Morgan had utilized $.3 million of its $5 million letter of credit facility as of December 31, 1998.

        The facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends, and the prepayment of other indebtedness. In addition, Morgan is required to maintain earnings coverage, interest coverage and fixed charge coverage ratios. Morgan was in compliance with all covenants of the amended credit agreement at December 31, 1998.

        On February 19, 1999, in connection with the Adam acquisition (see Note 13 to Consolidated Financial Statements), Morgan and its banking group entered into an amendment of the credit agreement. The amendment, which expires on January 1, 2004, provides for a revolving credit line of up to $100 million (including a letter of credit facility of up to $5 million), a term loan of up to $10 million and a bridge term loan of up to $10 million. This credit agreement is collateralized by certain accounts receivable, inventories, equipment, real estate, and general intangibles of the Company. Borrowings under the revolving credit line and term loan bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix. Interest on outstanding borrowings under the revolving credit line currently accrues at the bank's prime rate of interest plus three quarters percent (8.50% at December 31, 1998) or LIBOR plus two and one-half percent (7.75% at December 31, 1998) at the Company's option. Interest on outstanding borrowings under the term loan currently accrues at the bank's prime rate of interest plus one and one-quarter percent (9.00% at December 31, 1998) or LIBOR plus three percent (8.25% at December 31, 1998) at the Company's option. Borrowings under the bridge term loan bear interest in increasing quarterly increments from LIBOR plus four percent (9.25% at December 31, 1998) in the first quarter of 1999 to eighteen percent at January 1, 2000. The credit facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends and the prepayment of other indebtedness. The credit facility also requires Morgan to maintain certain earnings coverage, interest coverage and fixed coverage ratios. In addition, the amendment added certain minimum earnings and minimum availability covenants.

        During 1991, the Company entered into a sale-leaseback transaction which, based upon the applicable terms, is accounted for as a financing lease. The term of the agreement is 15 years beginning on December 30, 1991 and expiring on December 29, 2006 with an interest rate of 9.73% annually.

        Future annual maturities of the Company's long-term debt as of December 31, 1998, which reflect the terms of the amended and restated credit agreement, are presented below (in thousands):


1999................................................................   $  1,196

2000................................................................      1,194

2001................................................................      1,497

2002................................................................        584

2003................................................................        547

Later years.........................................................     19,810
                                                                        --------

    Future annual maturities of long-term debt......................    $24,828
                                                                        --------


        The Company estimates that the fair value of the revolving credit facilities approximates their carrying value since interest rates vary with market conditions. The carrying value of other long-term debt approximates their fair value as the rates approximate current rates offered to the Company for debt with similar maturities.

NOTE 7 - LEASE OBLIGATIONS

        Certain leased equipment and distribution facilities have been capitalized by Morgan. Morgan also leases facilities, equipment and vehicles under noncancelable agreements which are operating leases.

        Future minimum lease payments required under long-term leases in effect at December 31, 1998 are as follows (in thousands):

                                            Capital       Operating     Total
                                          --------------------------------------
1999....................................  $ 1,664        $ 3,596       $ 5,260

2000....................................    1,664          3,078         4,742

2001....................................    1,412          2,133         3,545

2002....................................      858          1,435         2,293

2003....................................      782            664         1,446

Later years.............................    1,320          3,492         4,812
                                          --------------------------------------
Total minimum lease payments............    7,700        $14,398       $22,098
                                                         -----------------------
    Less imputed interest...............   (2,107)
                                          ---------
    Present value of net minimum
       lease payments...................  $ 5,593
                                          ---------

For 1998, 1997, and 1996, rental expense, including usage charges on the long-haul fleet, was $6.8 million, $7.4 million, and $6.7 million respectively.


NOTE 8  - STOCKHOLDERS' EQUITY

        COMMON STOCK - The number of authorized shares of Common Stock is 20,000,000 shares.

        PREFERRED STOCK - The number of authorized shares of Preferred Stock is 5,000,000 shares.

        STOCK OFFERING - In November 1996, the Company and a significant shareholder completed an underwritten primary and secondary public offering of
1.5 million shares and 1.9 million shares, respectively, of its Common Stock at a public offering price of $6.50 per share. The Company's net proceeds of approximately $8.6 million were used to reduce amounts outstanding under the Company's revolving credit facilities.

        STOCK OPTION PLANS - In June 1985, the Company adopted an Incentive Stock Option Plan (the "Stock Option Plan") which, as amended, provides for (I) the issuance of incentive stock options at a purchase price approximating the fair market value at the date of grant and (II) the issuance of non-qualified options at a price determined by the Compensation Committee, a committee of the Board of Directors, which cannot be less than 85% of the market price at the date of grant. The stockholders have ratified amendments to Morgan's Stock Option Plan that increase from 500,000 to 900,000 the number of shares of Common Stock reserved for issuance under the plan. The options become exercisable immediately or in two, three, four, or five installments from the date of grant, and all of the options granted expire no more than ten years from the date of grant.

        In October 1998, the Board of Directors approved an option repricing program (the "Repricing Program") under which all employees of the Company who held options to purchase Common Stock under the Stock Option Plan were granted the opportunity to exchange such options for Repriced Stock Option Plan options. Under the Repricing Program, which was implemented on November 2, 1998, the options outstanding under the old Stock Option Plan were cancelled and new options were issued at a price equal to or greater than the greater of 110% of the closing price of the Common Stock of the Company on the New York Stock Exchange on November 2, 1998 or $3.00 per share regardless of whether such options were vested or unvested. The Repriced Stock Option Plan options are subject to all other terms and conditions to which the old stock options were subject, except that the terms and vesting schedule of the Repriced Plan options began on November 2, 1998 and will be for the same period and vest at the same rate as the corresponding old stock options. In addition, no Repriced Option will be exercisable prior to November 2, 2000 (the "Blackout Period"), provided, however, the Blackout Period will not apply to employees who terminate employment during the Blackout Period in accordance with the Company's retirement policies, upon a change in control or if the Company meets certain financial targets as outlined in the individual option agreements.

        Following is a summary of activity in the Stock Option Plan for 1996, 1997, and 1998:



                                                   Shares             Weighted
                                                   Subject             Average
                                                  to Option         Option Price
                                                  ------------------------------

Outstanding, January 1, 1996.................      688,500             $   5.476

    Granted..................................       92,500                 6.375

    Canceled.................................      (45,000)                5.861
                                                  ------------------------------
Outstanding, December 31, 1996...............      736,000             $   5.566

    Granted..................................       60,000                 6.875

    Exercised................................     (205,667)                5.747

    Canceled.................................      (24,333)                5.876
                                                  ------------------------------
Outstanding, December 31, 1997...............      566,000             $   5.626

    Granted..................................      247,000                 3.000

    Canceled.................................     (551,000)                5.623
                                                  ------------------------------

OUTSTANDING, DECEMBER 31, 1998...............      262,000             $   3.157
                                                  ------------------------------

EXERCISABLE, DECEMBER 31, 1998...............       15,000             $   5.750
                                                  ------------------------------


        The exercise price for options outstanding at December 31, 1998 ranges from $3.00 to $5.75 per share. The weighted-average remaining contractual life of these options approximates 9.62 years.

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

        Following is a summary of activity in the Non-employee Director Stock Option Plan for 1996, 1997, and 1998:



                                                   Shares             Weighted
                                                   Subject             Average
                                                  to Option         Option Price
                                                  ------------------------------

Outstanding, January 1, 1996...................     16,000             $   7.195

    Granted....................................      7,000                 6.000

    Canceled...................................     (3,334)                6.300
                                                  ------------------------------
Outstanding, December 31, 1996.................     19,666             $   6.922

    Granted....................................      5,000                 8.250

    Canceled...................................       (666)                7.938
                                                  ------------------------------
Outstanding, December 31, 1997.................     24,000             $   7.203

    Granted....................................      5,000                 5.750

    Canceled...................................     (8,000)                7.203
                                                  ------------------------------

OUTSTANDING, DECEMBER 31, 1998.................     21,000             $   6.893

                                                  ------------------------------
EXERCISABLE, DECEMBER 31, 1998.................     14,000             $   7.089
                                                  ------------------------------


        The exercise prices for options outstanding at December 31, 1998 range from $5.75 to $9.125 per share. The weighted-average remaining contractual life of these options approximates 6.87 years.

        On August 19, 1994, Morgan issued 140,000 restricted shares of Common Stock to the Chief Executive Officer. These shares were awarded to a trust of which the Chief Executive Officer is the beneficiary, subject to certain restrictions, vesting and forfeiture provisions. The restrictions limit the sale or transfer of shares during the restricted period. The trust will immediately vest in the shares of Common Stock upon death, disability, or termination of the Chief Executive Officer as described in the plan. The value of the Common Stock totaling $700,000 was recorded at the date of award as a separate component of stockholders' equity and was amortized to expense over the three-year vesting period.

        In May 1997, the Company adopted the 1997 Incentive Compensation Plan, which authorized an additional 250,000 shares of Common Stock to be issued through the Incentive Compensation Plan. In conjunction with the Repricing Program, certain executives of the Company were granted options under the Incentive Compensation Plan. Following is a summary of activity for the Incentive Compensation Plan for 1998:


                                                                 Weighted
                                             Shares Subject   Average Option
                                               to Option           Price
                                            ----------------- ----------------

Outstanding, January 1, 1997...........               -           $     -

    Granted............................         245,000              3.00

    Canceled...........................               -                 -
                                            ----------------- ----------------

Outstanding, December 31, 1998.........         245,000           $  3.00
                                            ----------------- ----------------

Exercisable, December 31, 1998.........               -           $     -
                                            ----------------- ----------------

        The exercise price for options outstanding at December 31, 1998 is $3.00 per share. The weighted average contractual life of these options approximates
9.84 years.

        In addition, Morgan grants options, outside of the Stock Option Plan, to certain employees as part of their employment agreements. The options granted generally become exercisable in three annual installments from the date of grant, and all of the options granted expire ten years from the date of grant.

        Following is a summary of activity for options granted outside the Stock Option Plan for 1996, 1997 and 1998:

                                                   Shares             Weighted
                                                   Subject             Average
                                                  to Option         Option Price
                                                  ------------------------------

Outstanding, January 1, 1996 ..................          -             $       -
    Granted....................................    195,000                 7.231
    Canceled...................................    (67,500)                7.500
                                                  ------------------------------
Outstanding, December 31, 1996.................    127,500             $   7.088
    Granted....................................    180,000                 6.733
    Canceled...................................    (22,500)                7.500
                                                  ------------------------------
Outstanding, December 31, 1997.................    285,000             $   6.831
    Granted....................................    160,000                 3.086
    Canceled...................................   (178,229)                6.628
                                                  ------------------------------
Outstanding, December 31, 1998.................    266,771             $   4.720
                                                  ------------------------------
Exercisable, December 31, 1998.................    111,771             $   7.106
                                                  ------------------------------

        The exercise price for options outstanding at December 31, 1998 range from $3.000 to $8.375 per share. The weighted average contractual life of these options approximates 9.06 years.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans or out-of-plan grants. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, net earnings would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                    Year Ended December 31,
                                             -----------------------------------
                                               1998          1997           1996
                                             -----------------------------------

Net earnings - as reported................   $ 1,001     $ (20,897)      $298

Net earnings - pro forma..................       616       (21,844)      (141)

Basic earnings per share - as reported....       .10         (2.03)       .03

Diluted earnings per share - as reported..       .10         (2.03)       .03

Basic earnings per share - pro forma......       .06         (2.12)      (.02)

Diluted earnings per share - pro forma....       .06         (2.12)      (.02)


        The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because transition rules require pro forma disclosure only for awards granted after January 1, 1995.

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996:

                                                  Year Ended December 31,
                                        ---------------------------------------
                                        1998          1997           1996
                                        ---------------------------------------

Expected stock price volatility......   39.14%        40.50%         43.70%

Risk-free interest rate..............    4.79%         6.65%          6.35%

Expected life of options.............    6.96 Years    6.69 years     6.78 years



NOTE 9 - EMPLOYEE BENEFIT PLANS

        The Company has a profit sharing and 401(k) savings plan for all salaried employees who have met the plans eligibility requirements. Morgan matches 50% of participant contributions to the savings plan, with Company contributions limited to 3% of the participant's compensation. At the discretion of the Board of Directors, Morgan may make an additional contribution, which has been targeted at 3% of each participant's compensation.

        A separate 401(k) savings plan is in place for employees of the Tennessee Building Products Division who have met the plan's eligibility requirements. Morgan matches 50% of participant contributions to the savings plan, with Company contributions limited to 3% of the participant's compensation.

        Profit sharing costs and the Company's matching contributions to the 401(k) savings plans charged to operations were $.6 million, $.1 million, and $.9 million for 1998, 1997, and 1996, respectively.

        Morgan has a pension plan which covers certain of its hourly employees. This plan generally provides a stated benefit amount for each year of service.

        The components of net periodic pension expense are as follows (in thousands):


                                                             Year Ended December 31,
                                                      ------------------------------------
                                                          1998         1997           1996
                                                      -------------------------------------

Service cost...................................       $      47     $    201     $     183
Interest cost on projected benefit obligation..           1,151        1,109         1,077
Actual return on assets........................          (1,708)      (2,235)         (926)
Net amortization and deferral..................             537        1,168           (96)
                                                      -------------------------------------
Net periodic pension expense...................       $      27    $     243    $      238
                                                      -------------------------------------


        The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans (in thousands):



                                                                           December 31,
                                                                    ------------- -------------
                                                                         1998          1997
                                                                    ------------- -------------

CHANGE IN BENEFIT OBLIGATION

       Benefit obligations at the beginning of year................   $16,141       $14,571

       Service cost................................................        47           201

       Interest cost...............................................     1,151         1,109

       Actuarial valuation.........................................     1,032         1,366

       Benefits paid...............................................    (1,300)       (1,106)
                                                                    ------------- -------------

       Benefit obligation at end of year...........................   $17,171       $16,183
                                                                    ------------- -------------


CHANGE IN PLAN ASSETS

       Fair value of plan assets at beginning of year..............   $16,183       $14,614

       Actual return on pan assets.................................     1,708         2,235

       Employer contribution.......................................       580           440

       Benefits paid...............................................    (1,300)       (1,106)
                                                                    ------------- -------------

       Fair value of plan assets at end of year....................   $17,171       $16,183
                                                                    ------------- -------------


Funded status...................................................     $    100     $      42

Unrecognized actuarial loss.....................................        3,436         3,037

Unrecognized transition obligation..............................         (259)         (326)

Unrecognized prior service cost.................................           37         1,001
                                                                    ------------- -------------

Prepaid benefit cost............................................      $ 3,314       $ 3,754
                                                                    ------------- -------------

        The projected benefit obligations were determined using assumed discount rates of 6.75% at December 31, 1998 and 7.10% at December 31, 1997. The expected long-term rate of return on plan assets was 7.60% and 8.25% at December 31, 1998 and 1997, respectively. Prepaid benefit cost is included in other assets in the accompanying balance sheets.

        Plan assets consist of equity and fixed income securities and insurance annuity contracts. It is the policy of Morgan to fund at least the minimum required amount in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

        For the hourly employees not covered by company pension or profit sharing plans, Morgan makes contributions to multi-employer pension plans based on compensable hours worked in accordance with union contracts. Pension expense related to these contributions was $.1 million for each of 1998, 1997, and 1996. Under certain conditions, principally withdrawal from such plans, Morgan may have further obligations for pensions with respect to such employees, but the amount thereof, if any, cannot be determined at the present time.


NOTE 10 - INCOME TAXES


        The components of the income tax provision (benefit) consisted of the following (in thousands):


                                                       Year Ended December 31,
                                                -----------------------------------
                                                  1998          1997           1996
                                                ------------------------------------

Current:

    Federal.................................     $(224)         $(100)     $   (444)

    State...................................       120            100           117
                                                ------------------------------------
Income tax benefit..........................     $(104)         $   -      $   (327)
                                                ------------------------------------



       The income tax provision (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pre-tax income (loss) as a result of the following (in thousands):


                                                       Year Ended December 31,
                                                ------------------------------------
                                                  1998          1997           1996
                                                ------------------------------------

Provision (benefit ) for income taxes at
    U.S. Federal income tax rate............    $  305        $(7,105)       $  (10)

Non-utilization (utilization) of
operating loss carryforward.................      (616)         7,041          (483)

State income taxes, net of Federal benefit..        60             66            77

Non-deductible items........................        88            (36)           91

Other.......................................        59             34            (2)
                                                ------------------------------------

    Income tax benefit......................    $ (104)       $     -        $ (327)
                                               ------------------------------------

        The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following (in thousands):



                                                                  December 31,
                                                            ------------------------
                                                               1998           1997
                                                            ------------------------

Gross deferred tax assets:

    Operating loss carryforwards..........................  $12,951       $  8,967

    Accrued expenses and reserves.........................    1,256          5,911

    Post-retirement benefits..............................      160            140

    Other.................................................       36             46
                                                            ------------------------
                                                             14,403         15,064

    Valuation allowance...................................  (12,964)       (13,580)
                                                            ------------------------
                                                              1,439          1,484
                                                            ------------------------
Gross deferred tax liabilities:
    Depreciation and amortization.........................     (558)          (501)

    Pensions..............................................     (881)          (983)
                                                            ------------------------
                                                             (1,439)        (1,484)
                                                            ------------------------
Net deferred tax asset ...................................  $     -       $      -
                                                            ------------------------



        The valuation allowance primarily reflects operating loss carryforwards for which utilization is uncertain.

        As of December 31, 1998, Morgan has unused operating loss carryforwards for tax purposes of approximately $38.1 million, which expire in years 2002 through 2018. No benefit for the remaining operating loss carryforwards has been recognized in the consolidated financial statements. Should an ownership change occur, as defined under Section 382 of the Internal Revenue Code, Morgan's ability to utilize the operating loss carryforwards would be restricted.

NOTE 11 - RELATED PARTIES

        As of December 31, 1995, Saugatuck Capital Company Limited Partnership ("Saugatuck") in the aggregate, beneficially owned approximately 24% of Morgan's Common Stock. During 1996, Morgan paid Saugatuck $115,000 for services rendered, pursuant to a consulting and management assistance agreement. Saugatuck sold 1.9 million of its 2.0 million shares concurrently with the November 13, 1996 primary stock issued by Morgan. The remaining 100,000 were distributed by Saugatuck to its partners in 1996. Morgan's consulting and management assistance agreement with Saugatuck was terminated upon the sale of the shares.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

        Andersen Corporation ("Andersen"), whose products accounted for 53% of 1998 net sales, distributes its products only through independent distributors such as Morgan. Morgan and its predecessors have distributed Andersen products for over 40 years; however, Morgan's agreement with Andersen provides that Andersen can terminate any of Morgan's distributorships at any time upon a 60-day notice. A termination or significant modification of the distribution relationship with Andersen could have a material adverse effect on revenues and earnings.

        The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements provide for severance payments under certain circumstances and provide the employees with certain additional rights after a change of control of the Company occurs. As of December 31, 1998, if all of the employees under contract were to be terminated by the Company without good cause, the Company's liability would be approximately $2.4 million ($3.8 million following a change of control).

NOTE 13 - SUBSEQUENT EVENTS

        On February 19, 1999, Morgan acquired certain assets and assumed certain liabilities of Adam Wholesalers, Inc. and certain of its subsidiaries ("Adam"), for approximately $55.2 million in cash. Adam is a privately-held distributor of windows, doors and other millwork products, headquartered in Cincinnati, Ohio, with 13 distribution facilities in 11 states primarily in the Midwest, Northeast and Western regions of the United States. The acquisition was funded by an amendment to the Amended and Restated Loan and Security Agreement as further discussed in Note 6 to Consolidated Financial Statements. The acquisition will be accounted for under the purchase method of accounting with the purchase price allocated to the assets acquired and liabilities assumed based upon their estimated fair market values, with any excess purchase price assigned to goodwill and other intangible assets amortized over 25 years.

        As a result of the acquisition of Adam on February 19, 1999, the Company determined that the Adam's management information system was a better strategic fit for the combined businesses. Accordingly, the Company will take a charge of approximately $2.5 million during the first quarter of 1999 relating to the write-off of the costs incurred for the implementation of the proposed new Morgan system. The pro forma disclosure does not include this charge due to its non-recurring nature.

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 is presented as if the acquisition occurred as of January 1, 1998. These results do not purport to be indicative of what would have occurred had the acquisition actually been made as of such dates or of results which may occur in the future. (All amounts are in thousands, except per share data):

                                              Year Ended December 31,
                                              ----------------------
                                                       1998
                                                       ----
         Net sales                                  $740,107

         Net income                                    1,318

         Earnings per basic share                       0.13

         Earnings per diluted share                     0.13

        On March 10, 1999, Morgan entered into an Agreement of Merger with Andersen Windows and its wholly-owned subsidiary, Andersen Sub, pursuant to which Andersen Sub and Morgan will be merged, resulting in Morgan, as the surviving corporation, becoming a wholly-owned subsidiary of Andersen Windows. The consideration to be received by Morgan's stockholders in the Merger will be $4.00 per share of Morgan common stock, subject to adjustment until the effective date of closing, under certain limited circumstances. The Merger is subject to, among other things, approval of the stockholders of Morgan and the applicable regulatory agencies.

NOTE 14 - INTERIM FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial data for 1998 and 1997 is presented below (in thousands, except per share data):




                                              1st Quarter                     2nd Quarter
                                       --------------------------------------------------------
                                           1998           1997             1998            1997
                                       --------------------------------------------------------

Net sales .......................      $  80,154       $  95,805       $  98,238      $ 106,801

Gross profit ....................         11,527          17,424          14,272         15,042

Net income (loss) ...............         (1,578)         (1,932)          1,251         (1,929)

Diluted earnings (loss) per share      $    (.15)      $    (.19)      $     .12      $    (.19)




                                              3rd Quarter                  4th Quarter
                                       --------------------------------------------------------
                                          1998          1997          1998           1997
                                       --------------------------------------------------------
Net sales .......................      $ 107,508      $ 111,656       $  97,251       $  97,987

Gross profit ....................         15,274         13,752          13,509          12,122

Net income (loss) ...............          2,002         (1,083)           (674)        (15,953)

Diluted earnings (loss) per share      $     .19      $    (.10)      $    (.06)      $   (1.55)

                              MORGAN PRODUCTS LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Accounts Receivable

        Allowance for doubtful accounts consisted of the following (in thousands):


                                                           1998         1997           1996
                                                           ----         ----           ----

Balance at beginning of period                             $921     $  1,622           $722
Provision charged to expense                                 10          248            139
Write-offs                                                 (227)        (530)          (254)
Addition related to Tennessee Building Products               -            -            901
Acquisition
Recoveries/Other                                             46         (419)           114
                                                           ----         -----         -----
Balance at end of period                                   $750         $921         $1,622
                                                           =====        =====         =====


Deferred Tax Asset

        Valuation reserve consisted of the following (in thousands):



                                                           1998         1997           1996
                                                           ----         ----           ----

Balance at beginning of period                          $13,580      $ 6,850        $ 6,779
Additions to (utilization of) valuation reserve            (616)       6,730             71
                                                         -------      ------         ------
Balance at end of period                                $12,964      $13,580        $ 6,850
                                                         =======      ======         =======

                                  EXHIBIT INDEX

         (including exhibits not incorporated by reference - see Item 14 for incorporated exhibits)



   EXHIBIT
    NUMBER                               DESCRIPTION                               PAGE NO.
   -------                               ------------                              --------


     * 10.46   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers, Inc. a/k/a Adam Wholesalers, Corporate dated
               September 1, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers, Corporate dated February 19, 1999.

     * 10.47   Lease by and between Thurner Hatfield & Thurner and Adam
               Wholesalers of Toledo, Inc. a/k/a/ Adam Wholesalers, Toledo dated
               January 1, 1990 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Thurner
               Hatfield & Thurner and Adam Wholesalers of Toledo, Inc. dated
               February 19, 1999.

     * 10.48   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Dayton, Inc. a/k/a Adam Wholesalers, Dayton dated April 1, 1993 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Dayton,
               Inc. dated February 19, 1999.

     * 10.49   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Cincinnati, Inc. a/k/a Adam Wholesalers,
               Cincinnati dated September 1, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam
               Wholesalers of Cincinnati, Inc. dated February 19, 1999.

     * 10.50   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Woodbury Heights, Inc. a/k/a Adam Wholesalers,
               Woodbury dated October 1, 1994 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of
               Woodbury Heights, Inc. dated February 19, 1999.







     * 10.51   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Denver, Inc. a/k/a Adam Wholesalers, Denver dated January 1, 1995 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of Denver,
               Inc. dated February 19, 1999.

     * 10.52   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Indianapolis, Inc. dated May 13, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc.
               and Adam Wholesalers of Indianapolis, Inc. dated February 19,
               1999.

     * 10.53   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Virginia, Inc. a/k/a Adam Wholesalers, Virginia dated August 1, 1992 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of
               Virginia, Inc. dated February 19, 1999.

     * 10.54   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of St. Louis, Inc. dated May 1, 1994 as modified by that Assignment and Assumption and Modification of Lease
               Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam
               Wholesalers of St. Louis, Inc. dated February 19, 1999.

     * 10.55   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Phoenix, Inc. a/k/a Adam Wholesalers, Phoenix dated January 1, 1993 as modified by that Assignment and Assumption and Modification of Lease Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam Wholesalers of
               Phoenix, Inc. dated February 19, 1999.

     * 10.56   Lease by and between Adam Wholesalers, Inc. and Adam
               Wholesalers of Nitro, Inc. dated January 1, 1995 as modified by that Assignment and Assumption and Modification of Lease
               Agreement by and among Morgan, Adam Wholesalers, Inc. and Adam
               Wholesalers of Nitro, Inc. dated February 19, 1999.

     * 10.57   Lease by and between Pine Acre Investments, Inc. and Adam
               Wholesalers of Carlisle, Inc. dated August 1, 1991.

     * 10.58   Lease by and between C-S-K Louisville and Allied Sash and Door,
               Inc., as amended, dated April 1, 1990.





     * 10.59   Lease by and between Mamco Millworks of New York, Inc. a/k/a/
               Adam Wholesalers of Kirkwood, Inc., as modified, dated
               September 9, 1985.

     * 10.60   Amendment to Supply Agreement dated October 5, 1998 between
               Morgan and JELD-WEN, inc.

     * 23.1    Consent of PricewaterhouseCoopers LLP.

     * 27.1    Financial Data Schedule
        --------------------------------
        * Filed herewith.
        + Management contract or compensatory plan or arrangement.
