Form 10-Q
period 1999-04-03
MORGAN PRODUCTS LTD
filed 1999-05-18
CIK 739790

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of registrant's Common Stock, par value $.10 per share, at May 7, 1999 was 10,361,482; 2,386 shares are held in treasury.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              MORGAN PRODUCTS LTD.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS EXCEPT SHARES OUTSTANDING)

                                                                           APRIL 3,     APRIL 4,    DECEMBER 31,
                                                                             1999         1998          1998
                                                                          -----------  -----------  ------------
                                                                          (UNAUDITED)  (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.............................................   $   1,603    $     663    $    3,650
  Accounts receivable, net..............................................      67,887       33,306        31,594
  Inventories...........................................................      77,436       35,974        34,290
  Other current assets..................................................       1,740        1,160           507
    Total current assets................................................     148,666       71,103        70,041
                                                                          -----------  -----------  ------------
PROPERTY, PLANT & EQUIPMENT, NET........................................      14,451        9,157         8,274
GOODWILL, NET...........................................................      13,554        6,558         6,222
OTHER ASSETS............................................................       7,982        5,506         7,926
                                                                          -----------  -----------  ------------
  TOTAL ASSETS..........................................................   $ 184,653    $  92,324    $   92,463
                                                                          -----------  -----------  ------------
                                                                          -----------  -----------  ------------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt..................................   $   1,474    $   1,487    $    1,196
  Accounts payable......................................................      31,729       11,837        16,725
  Accrued compensation and employee benefits............................       2,512        4,186         3,299
  Accrued customer rebates..............................................         808          565         2,361
  Other current liabilities.............................................       6,206        2,938         1,807
                                                                          -----------  -----------  ------------
    Total current liabilities...........................................      42,729       21,013        25,388
                                                                          -----------  -----------  ------------
LONG-TERM DEBT..........................................................     102,634       30,454        23,632
                                                                          -----------  -----------  ------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.10 par value, 10,361,365, 10,358,512 and 10,360,540
    shares outstanding, respectively....................................       1,036        1,036         1,036
  Paid-in capital.......................................................      43,425       43,417        43,424
  Accumulated deficit...................................................      (5,123)      (3,548)         (969)
                                                                          -----------  -----------  ------------
                                                                              39,338       40,905        43,491
  Treasury stock, 2,386 shares, at cost.................................         (48)         (48)          (48)
                                                                          -----------  -----------  ------------
  TOTAL STOCKHOLDERS' EQUITY............................................      39,290       40,857        43,443
                                                                          -----------  -----------  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY................................   $ 184,653    $  92,324    $   92,463
                                                                          -----------  -----------  ------------
                                                                          -----------  -----------  ------------

    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.

                         CONSOLIDATED INCOME STATEMENTS

                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS
                            AND SHARES OUTSTANDING)

                                                                      FOR THE THREE MONTHS
                                                                             ENDED
                                                                     ----------------------
                                                                      APRIL 3,    APRIL 4,
                                                                        1999        1998
                                                                     ----------  ----------
                                                                     (UNAUDITED) (UNAUDITED)
Net sales..........................................................  $  165,414  $   80,154
Cost of goods sold.................................................     142,203      68,627
                                                                     ----------  ----------
  Gross profit.....................................................      23,211      11,527
                                                                     ----------  ----------
Operating expenses:
  Sales & marketing................................................      16,453       9,659
  General & administrative.........................................       8,207       2,949
  Restructuring & reorganization...................................       2,186          --
                                                                     ----------  ----------
      Total........................................................      26,846      12,608
                                                                     ----------  ----------
Operating loss.....................................................      (3,635)     (1,081)
                                                                     ----------  ----------
Other income (expense):
  Interest.........................................................      (1,281)       (554)
  Other............................................................         792          87
                                                                     ----------  ----------
                                                                           (489)       (467)
                                                                     ----------  ----------
Loss before income taxes...........................................      (4,124)     (1,548)
Provision for income taxes.........................................          30          30
                                                                     ----------  ----------
Net Loss...........................................................  $   (4,154) $   (1,578)
                                                                     ----------  ----------
                                                                     ----------  ----------
Basic and diluted earnings per common share........................  $    (0.40) $    (0.15)
                                                                     ----------  ----------
                                                                     ----------  ----------
Basic and diluted shares outstanding...............................  10,360,957  10,358,114
                                                                     ----------  ----------
                                                                     ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          FOR THE THREE MONTHS
                                                                                                 ENDED
                                                                                        ------------------------
                                                                                         APRIL 3,     APRIL 4,
                                                                                           1999         1998
                                                                                        -----------  -----------

                                                                                        (UNAUDITED)  (UNAUDITED)
CASH USED BY OPERATING ACTIVITIES:
  Net loss............................................................................   $  (4,154)   $  (1,578)
  Add noncash items included in income:
    Depreciation and amortization.....................................................       1,002          495
    Provision for doubtful accounts...................................................         176           13
    Provision for restructuring charges...............................................       2,186           --
  Cash generated (used) by changes in components of working capital, net of effects of acquisition of business:
    Accounts receivable...............................................................     (36,469)      (4,576)
    Inventories.......................................................................      (1,260)       4,559
    Accounts payable..................................................................      15,004       (1,314)
    Other working capital.............................................................      (1,280)      (5,761)
                                                                                        -----------  -----------
NET CASH USED BY OPERATING ACTIVITIES.................................................     (24,795)      (8,162)
                                                                                        -----------  -----------
CASH (USED) GENERATED BY INVESTING ACTIVITIES:
  Purchase of property, plant, & equipment............................................        (391)        (204)
  Acquisition of Adam Wholesalers, Inc................................................     (54,329)          --
  Proceeds from sale of manufacturing operations......................................          --       31,706
  Acquisition of other assets, net....................................................        (353)        (253)
                                                                                        -----------  -----------
NET CASH (USED) GENERATED BY INVESTING ACTIVITIES.....................................     (55,073)      31,249
                                                                                        -----------  -----------
CASH GENERATED (USED) BY FINANCING ACTIVITIES:
  Proceeds from long-term debt........................................................      79,579          376
  Repayments of long-term debt........................................................        (299)     (27,054)
  Common stock issued for cash........................................................           1            4
  Debt issuance costs.................................................................      (1,460)          --
  Other...............................................................................          --           53
                                                                                        -----------  -----------
NET CASH GENERATED (USED) BY FINANCING ACTIVITIES.....................................      77,821      (26,621)
                                                                                        -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................      (2,047)      (3,534)
CASH AND CASH EQUIVALENTS:
  Beginning of period.................................................................       3,650        4,197
                                                                                        -----------  -----------
  End of period.......................................................................   $   1,603    $     663
                                                                                        -----------  -----------
                                                                                        -----------  -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the period for:
    Interest..........................................................................   $   1,356    $   1,106
    Income taxes......................................................................          37         (115)

    The accompanying notes are an integral part of the financial statements.

                              MORGAN PRODUCTS LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE PERIOD ENDED APRIL 3, 1999

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS--Morgan Products Ltd. (the "Company" or "Morgan") distributes products (virtually all considered to be millwork) to the residential and light commercial building materials industry for new construction and improvements, maintenance and repairs.

    CONSOLIDATION--The consolidated financial statements include the accounts of all business units of Morgan. All intercompany transactions, profits and balances are eliminated.

    BASIS OF PRESENTATION--The financial statements at April 3, 1999 and April 4, 1998, and for the three months then ended, are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position at these dates and the results of operations and cash flows for these periods have been included. The results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

    RECLASSIFICATION--Certain amounts in the financial statements of the prior periods have been reclassified to conform with the classifications used in the current period.

    EARNINGS PER SHARE--Basic earnings per common share amounts are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

NOTE 2--MERGER WITH ANDERSEN WINDOWS, INC.

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

NOTE 3--ACQUISITION OF ADAM WHOLESALERS, INC.

    On February 19, 1999, Morgan purchased certain of the assets and assumed certain of the liabilities of Adam Wholesalers, Inc. and certain of its subsidiaries ("Adam"). Adam, which had annual sales of approximately $357 million for the year ended December 31, 1998, is a distributor of windows, doors and other millwork products, and is headquartered in Cincinnati, Ohio, with 13 distribution facilities in 11 states primarily in the Midwest, Northeast and Western regions of the United States. The purchase price of $54.3 million, including $.6 million in acquisition costs, was financed through borrowings on the Company's expanded credit facility. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired was recognized as goodwill and is being amortized over 25 years. The operating

                              MORGAN PRODUCTS LTD.

                       FOR THE PERIOD ENDED APRIL 3, 1999

NOTE 3--ACQUISITION OF ADAM WHOLESALERS, INC. (CONTINUED) results of Adam have been included in Morgan's consolidated financial statements since January 1, 1999.

    The following unaudited pro forma results of operations assume that the sale occurred as of January 1, 1998 (in thousands except per share amounts):

                                                                                 THREE MONTHS
                                                                                     ENDED
                                                                                 APRIL 4, 1998
                                                                                 -------------
Net sales......................................................................   $   157,546
Net loss.......................................................................        (1,437)
Basic and diluted earnings per common share....................................         (0.14)

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of Adam been consummated as of January 1, 1998, nor is it necessarily indicative of future operating results.

NOTE 4--INVENTORIES

    Inventories consisted of the following at (in thousands of dollars):

                                                                      APRIL 3,      APRIL 4,
                                                                        1999          1998      DECEMBER 31, 1998
                                                                    ------------  ------------  -----------------
                                                                    (UNAUDITED)   (UNAUDITED)
Raw material......................................................   $    1,469    $    1,815       $   1,490
Finished goods....................................................       75,967        34,159          32,800
                                                                    ------------  ------------        -------
                                                                     $   77,436    $   35,974       $  34,290
                                                                    ------------  ------------        -------
                                                                    ------------  ------------        -------

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method

NOTE 5--RESTRUCTURING AND REORGANIZATION

    In the first quarter of 1999, Morgan recorded a restructuring charge of $2.2 million relating to the write-off of its legacy management information system which was then being modified and upgraded. With the purchase of Adam, completed on February 19, 1999, Morgan decided to terminate the implementation of the new management information system and, instead, to merge the majority of Morgan's current operations into the Adam system (the "Adam System"). After reviewing both the Adam System and Morgan's system, management determined that the Adam System would be better suited for Morgan's business and would be less expensive to implement. By implementing the better technological and strategic Adam System, Morgan should be able to realize future cost savings by the reduction of capital needed to convert only the ten Morgan distribution centers existing at the time of the Adam acquisition instead of having to convert a total of twenty-two locations to the proposed new system.

                              MORGAN PRODUCTS LTD.

                       FOR THE PERIOD ENDED APRIL 3, 1999

NOTE 6--CREDIT AGREEMENT

    Prior to the Adam acquisition, the Company maintained a credit agreement with a group of banks which provided for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions and a letter of credit facility of up to $5 million. On February 19, 1999, in connection with the Adam acquisition, Morgan and its banking group entered into an amendment to the credit facility. The amendment, which expires on January 1, 2004, provides for a revolving credit line of up to $100 million (including a letter of credit facility of up to $5 million), a term loan of up to $10 million and a bridge term loan of up to $10 million. This credit agreement is collateralized by certain accounts receivable, inventories, equipment, real estate, and general intangibles of the Company. Borrowings under the revolving credit line and term loan bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix. The credit facility contains certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends and the prepayment of other indebtedness. The credit facility also requires Morgan to maintain certain earnings coverage, interest coverage and fixed coverage ratios. In addition, the amendment added certain minimum earnings and minimum availability covenants. At April 3, 1999, Morgan had borrowings of $98,000 under the amended bank agreement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 VS. THREE MONTHS ENDED APRIL 4, 1998

    Net sales for the first quarter of 1999 were $165.4 million, representing a 106.5% increase from 1998 sales of $80.1 million. The $85.3 million increase in sales is primarily attributable to the purchase of Adam which accounted for $78.3 million of the first quarter sales. An additional $6.2 million of such increase was primarily due to sales growth in the Mid-Atlantic region.

    Gross profit in the first quarter of 1999 increased $11.7 million from the first quarter of 1998. The increase in gross profit is primarily due to the acquisition of Adam.

    Operating expenses for the first quarter of 1999 were $26.8 million, or 16.2% of net sales, compared to operating expenses in the first quarter of 1998 of $12.6 million, or 15.7% of net sales. The increase is due primarily to the acquisition of Adam and the $2.2 million restructuring charge relating to the write-off of Morgan's management information system.

    The provision for income taxes in each of the first quarters of 1999 and 1998 relates to the recording of state taxes. There was no provision for federal taxes in either period given Morgan's net operating loss position.

    For the first quarter of 1999, Morgan reported a net loss of $4.2 million or $0.40 per diluted share compared to a net loss of $1.6 million or $0.15 per diluted share for the same period in 1998, on diluted shares outstanding of 10,360,957 and 10,358,114, respectively. As discussed in Note 5 to the consolidated Financial Statements, included in the first quarter of 1999 is a restructuring charge of $2.2 million for the write-off of costs incurred related to the implementation of Morgan's management information system. Excluding the $2.2 million restructuring charge, Morgan reported a net loss of $2.0 million, or $0.19 per diluted share. The $.4 million decrease in net sales in the first quarter 1999 (excluding the $2.2 million restructuring charge) as compared to the first quarter 1998, is primarily due to a $.7 million increase in interest expense that was due to a $38.9 million increase in average debt outstanding as a result of the Adam acquisition.

RECENT DEVELOPMENTS.

    On March 10, 1999, Morgan entered into an Agreement of Merger with Andersen Windows, a subsidiary of Andersen, and its wholly-owned subsidiary, Andersen Sub, pursuant to which Andersen Sub and Morgan will be merged, resulting in Morgan, as the surviving corporation, becoming a wholly-owned subsidiary of Andersen Windows. The consideration to be received by Morgan's stockholders in the Merger will be $4.00 per share of Morgan common stock, subject to adjustment until the effective date of closing, under certain limited circumstances. The Merger is subject to, among other things, approval of the stockholders of Morgan and the applicable regulatory agencies. On April 20, 1999 Morgan filed a preliminary Proxy Statement regarding the Merger with the Securities and Exchange Commission. Morgan intends to call and hold a stockholders meeting to vote on the Merger and the Merger Agreement as soon as possible following the filing of the definitive Proxy Statement with the Securities and Exchange Commission.

SIGNIFICANT BUSINESS TRENDS/UNCERTAINTIES

    Management believes that single family housing starts and residential remodeling expenditures have a significant influence on Morgan's level of business activity. Currently available industry data suggest that 1999 housing starts for single family dwellings have for the first quarter of 1999 increased 17% over the same period in 1998. In addition, the National Association of Home Builders has indicated that, while it expects that the housing market in 1999 may not ultimately be quite as good as in 1998, it may still result in the second best year for single-family housing starts in the 1990s. No assurances can be given, however, that housing start levels will remain steady or increase, or that single family housing starts will not decline.

    Management also believes that Morgan's ability to continue to penetrate the residential repair and remodeling markets, including sales to home center chains may have a significant influence on Morgan's level of business activity. Management believes this market will continue to grow in importance to Morgan. Management further believes that in certain areas of the United States, sales by one step distributors directly to the end-user will over time replace the two step distribution method of selling to the retail dealer, who then sells to the end-user. Morgan intends to respond aggressively to such changes in distribution methods, including, where opportunities permit, through the acquisition of distribution businesses that sell directly to the end-user.

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

    One major step in executing Morgan's strategic plan was the sale of its manufacturing division ("Manufacturing") on February 2, 1998 to JELD-WEN, inc. ("JELD-WEN"). Although Manufacturing had made significant progress operationally by the middle of 1997, the disappointing financial performance of Manufacturing continued and Morgan made the decision to divest. With the sale of Manufacturing, Morgan has exited completely from the wood stile and rail door manufacturing business. Morgan's management, who were devoting a significant amount of time and energy to a business that was not a strategic fit with Morgan's long-term growth plans, are now able to focus their efforts solely on Morgan's distribution operations.

    An important part of Morgan's strategic plan is to expand its distribution capabilities, particularly in the Southeast and Southwest, or in other areas, if attractive opportunities are presented. In August 1996, Morgan acquired substantially all of the business and assets of Tennessee Building Products ("TBP"), a regional millwork and specialty building products distributor and light manufacturer headquartered in Nashville, Tennessee. With the TBP acquisition, Morgan expanded its operations to include Nashville and Chattanooga, Tennessee; Charlotte, North Carolina; Greenville, South Carolina; and Huntsville, Alabama. In July 1997, Morgan acquired certain assets of Wahlfeld Manufacturing Company ("Wahlfeld"), a distributor of windows, doors, and other millwork products headquartered in Peoria, Illinois. The Wahlfeld acquisition allowed Morgan to become the sole distributor for the Andersen Window-Registered Trademark-product lines in most of Illinois. During 1997 and 1998, Morgan consolidated Wahlfeld's operation into two of its existing facilities. In February 1999, Morgan purchased Adam, a privately held two-step distributor of windows, doors and other millwork products, headquartered in Cincinnati, Ohio. With the Adam acquisition, Morgan has expanded its operations in the Northeast, Mid-Atlantic, Midwest, Colorado and Arizona markets. These acquisitions have allowed Morgan to combine product and geographic synergies, best practices and technologies to become one of the largest wholesale distributors of building products in the United States.

    As the final major element of its strategic initiatives, Morgan is committed to improving its management information systems. A new Company-wide integrated management information system had been selected and was in the process of being implemented as of December 31, 1998. As of December 31, 1998 Morgan had incurred costs approximating $4.7 million in connection with such system, including $2.2 million in software and $2.7 million in hardware. With the purchase of Adam, completed on February 19, 1999, Morgan decided to terminate its implementation of the new management information system and, instead, to merge the majority of Morgan's current operations into the Adam System. After reviewing both the Adam System and the proposed new system, management determined that the Adam System would be better suited for Morgan's business and would be less expensive to implement. By implementing the better technological and strategic Adam System, Morgan should be able to realize future cost savings by the reduction of capital needed to convert only the ten Morgan distribution centers existing at the time of the Adam acquisition instead of having to convert a total of twenty-two locations to the proposed new system. Accordingly, Morgan recorded a restructuring charge of approximately $2.2 million during the first quarter of 1999 relating to the write-off of software costs incurred for the implementation of the proposed new Morgan system.

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

    Working capital at April 3, 1999 was $105.9 million, with a ratio of current assets to current liabilities of 3.5 to 1.0, while at December 31, 1998 working capital was $44.7 million with a ratio of current assets to current liabilities of 2.8 to 1.0. The increase in working capital of $61.2 million is primarily due to the acquisition of Adam. In addition, accounts receivable, excluding Adam, increased $5.3 million due to seasonality.

    Long-term debt, net of cash, increased to $101.0 million at April 3, 1999, from $20.0 million at December 31, 1998. Morgan's ratio of long-term debt, net of cash, to total capitalization increased from 31.5% at December 31, 1998 to 72% at April 3, 1999. The increase in long-term debt, net of cash, of $81.0 million is primarily attributable to the acquisition of Adam and the funding of Adam's working capital.

    Cash used by operating activities totaled $24.8 million for the three months ended April 3, 1999 as compared to $8.2 million used for the three months ended April 4, 1998. The increase is primarily due to the funding of working capital of Adam. Investing activities in the first three months of 1999 used $55.1 million, compared to the corresponding period in 1998, when investing activities generated $31.2 million. The change in cash used or generated by investing activities is primarily related to the timing of acquisitions and divestiture. Financing activities generated $77.8 million through April 3, 1999, with $79.6 million in proceeds from long-term debt, $.3 million in principal payments under capital lease obligations and $1.5 million in payments for bank refinancing costs. Of the increase in long-term debt, $59.3 million was an increase in the revolving line of credit, $10 million was a term loan and $10 million was a bridge loan. Financing activities for the comparable period in 1998 used $26.6 million to reduce long-term debt. Of the reduction in long-term debt, $20.7 million was used to reduce the revolving line of credit, $4.8 million was used to retire the acquisition term loan, $1.3 million was used to retire the Industrial Revenue Bond, and $.3 million was used for principal payments under capital lease obligations.

    Prior to the Adam acquisition, the Company maintained a credit agreement with a group of banks which provided for a revolving credit facility of up to $65 million, including a sub-line of up to $30 million for permitted acquisitions and a letter of credit facility of up to $5 million. On February 19, 1999, in connection with the Adam acquisition, Morgan and its banking group entered into an amendment to the credit facility. The amendment provides for a revolving credit line of up to $100 million (including a letter of credit facility of up to $5 million), a term loan of up to $10 million and a bridge term loan of up to $10 million and extends the facility through January 1, 2004. The credit facility, as amended, continues to contain certain covenants, including limitations on the acquisition and disposition of assets, the payment of dividends and the prepayment of other indebtedness, and continues to provide that applicable borrowings bear interest at either the bank's prime rate plus a margin or LIBOR plus a margin based upon a pricing matrix. The credit facility, as amended, also continues to require Morgan to maintain certain earnings coverage, interest coverage and fixed coverage ratios; however, the amendment of the credit facility altered such covenants. In addition, the amendment added certain minimum earnings and minimum availability covenants. At April 3, 1999, Morgan had borrowings of $98,000 under the amended bank agreement.

YEAR 2000 ISSUES

    The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors.

    A new Company-wide integrated management information system had been selected and was in the process of being implemented as of December 31, 1998. With the purchase of Adam, completed on February 19, 1999, Morgan decided to terminate its implementation of the new management information system and, instead, to merge all operations into the Adam System. After reviewing both the Adam System and the proposed new system, management determined that the Adam System would be better suited for Morgan's business and would be less expensive to implement. Prior to the Adam acquisition, Adam's management had conducted an evaluation of Adam's Year 2000 readiness. Management of Morgan has since completed a Company-wide evaluation of the Year 2000 impact on all of Morgan's computer systems (including the Adam System), applications and other date-sensitive equipment. Systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that as of the end of the first quarter nearly 50 percent of remediation efforts for all of Morgan's information systems were completed. Management has also begun remediation for noninformation systems. All remediation efforts and testing of systems and equipment are expected to be completed by August 31, 1999.

    Morgan is in the process of monitoring the progress of material third parties (vendors and suppliers) in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to: material vendors and customers, financial institutions and utilities. Morgan has requested confirmation from these material third parties of their Year 2000 plans.

    Through April 3, 1999, Morgan has spent approximately $5.2 million to address Year 2000 issues. Management believes that approximately $1.3 million in additional costs will be incurred before remediation efforts are complete. Funds for these costs are expected to be provided by the operating cash flows of the company. The majority of the remediation efforts that remain to be completed relate to conversion of Morgan's distribution centers to the Adam System and employee and staff training costs.

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

RESTRUCTURING OF OPERATIONS

    In 1997, Morgan recorded additional restructuring charges of $4.7 million for excessive costs incurred as a consequence of the consolidation of manufacturing operations and the delayed start-up of the new high-speed door manufacturing line. Morgan recorded an additional $1.1 million reorganization charge in 1997 in connection with the termination of the employment of the Vice President and Chief Financial Officer and Senior Vice President-Human Resources and Administration of Morgan. Such provision is to cover severance and related payments to these former officers.

    Although Manufacturing had made progress operationally in the first nine months of 1997, Morgan determined that Manufacturing was not a strategic fit with its long-term growth plans. In December 1997, Morgan reached an agreement in principle to sell the operating assets of Manufacturing to JELD-WEN. The sale was completed on February 2, 1998. The sale resulted in a charge to earnings in 1997 of $12.4 million with half the charge related to an asset write-down and half related to the costs of selling the business including employee severance costs, pension expenses, lease obligations and legal costs.

    In the first quarter of 1999, Morgan recorded a restructuring charge of $2.2 million relating to the write-off of its Legacy management information system. With the purchase of Adam, completed on February 19, 1999, Morgan decided to terminate its implementation of the new management information system and, instead, to merge the majority of Morgan's current operations into the Adam System. After reviewing both the Adam System and the proposed new system, management determined that the Adam System would be better suited for Morgan's business and would be less expensive to implement. By implementing the better technological and strategic Adam System, Morgan should be able to realize future cost savings by the reduction of capital needed to convert only the ten Morgan distribution centers existing at the time of the Adam acquisition instead of having to convert a total of twenty-two locations to the proposed new system.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    The following table provides information about the Company's interest rate risk at April 3, 1999,

                                                                EXPECTED MATURITY DATE
                               ----------------------------------------------------------------------------------------
                                                                                                                FAIR
                                 1999       2000       2001       2002       2003     THEREAFTER     TOTAL      VALUE
                               ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------

                                                                (THOUSANDS OF DOLLARS)
                                                                    APRIL 3, 1999
Long-Term Debt:
   Variable Rate.............  $      --  $   4,000  $   4,000  $   4,000  $   4,000   $  82,002   $  98,002  $  98,002
    Average Interest Rate....         --      13.00%     13.00%     13.00%     13.00%      11.06%       7.89%        --

COMMODITY PRICE RISK

    The Company is subject to exposure with respect to commodities because its ability to recover increased costs through higher pricing may be limited by the competitive environment in which Morgan operates.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

                EXHIBIT NUMBER                                   DESCRIPTION
----------------------------------------------  ----------------------------------------------
10............................................  Agreement of Merger by and among the Company,
                                                Andersen Windows, Inc. and Andersen
                                                Distribution, Inc. dated as of March 10, 1999.
17............................................  Financial Data Schedule

    (b) Reports on Form 8-K

1. A Current Report on Form 8-K was filed by the Company on March 3, 1999 with respect to the Company's Acquisition of substantially all of the assets of Adam Wholesalers, Inc. and its corresponding amendment to its credit agreement (Commission File No. 1-9843).

2. An Amendment on Form 8-K/A to the Current Report on Form 8-K filed on March 3, 1999, was filed by the Company with the respect to the acquisition of substantially all of the assets of Adam Wholesalers, Inc. on April 5, 1999 to include the unaudited pro forma combined statements (Commission File No. 1-9843).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MORGAN PRODUCTS LTD.

                                By:  /s/ MITCHELL J. LAHR
                                     -----------------------------------------
                                     Mitchell J. Lahr
                                     Vice President, Secretary and
                                     Chief Financial Officer
                                     (For the Registrant and as
Date: May 18, 1999                   Principal Finance Officer)